Form 10-Q
period 1996-03-31
PARKER & PARSLEY 90-B CONV LP
filed 1996-05-15
CIK 882343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       or

    /   /       Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from _______ to _______

                         Commission File No. 33-26097-08

                        PARKER & PARSLEY 90-B CONV., L.P.
             (Exact name of Registrant as specified in its charter)

              Delaware                                      75-2329284
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

303 West Wall, Suite 101, Midland, Texas                      79701
(Address of principal executive offices)                    (Zip code)

       Registrant's Telephone Number, including area code : (915) 683-4768

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / x / No / /


                               Page 1 of 10 pages.

                             -There are no exhibits-

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information
Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                   March 31,      December 31,
                                                     1996             1995
                                                 ------------     ------------
                                                 (Unaudited)
                 ASSETS
Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $87,567 at March 31
     and $104,683 at December 31                 $     90,240     $    104,953
  Accounts receivable - oil and gas sales             125,393          112,651
                                                  -----------      -----------

        Total current assets                          215,633          217,604

Oil and gas properties - at cost,  based on the
  successful efforts accounting method              9,564,293        9,571,882
     Accumulated depletion                         (6,276,844)      (6,208,665)
                                                  -----------      -----------

        Net oil and gas properties                  3,287,449        3,363,217
                                                  -----------      -----------

                                                 $  3,503,082     $  3,580,821
                                                  ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     33,434     $     72,585

Partners' capital:
  Limited partners (11,897 interests)               3,434,952        3,473,154
  Managing general partner                             34,696           35,082
                                                  -----------      -----------

                                                    3,469,648        3,508,236
                                                  -----------      -----------

                                                 $  3,503,082     $  3,580,821
                                                  ===========      ===========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended
                                                             March 31,
                                                        1996           1995
                                                     ----------     ----------
Revenues:
  Oil and gas sales                                  $  302,409     $  311,779
  Interest income                                         1,376          1,437
  Salvage income from equipment disposals                 2,730             -
                                                      ---------      ---------

         Total revenues                                 306,515        313,216

Costs and expenses:
  Production costs                                      133,581        144,021
  General and administrative expenses                     9,072         10,271
  Depletion                                              68,179         76,463
  Amortization of organization costs                         -           1,255
                                                      ---------      ---------

         Total costs and expenses                       210,832        232,010
                                                      ---------      ---------

Net income                                           $   95,683     $   81,206
                                                      =========      =========

Allocation of net income:
  Managing general partner                           $      957     $      825
                                                      =========      =========

  Limited partners                                   $   94,726     $   80,381
                                                      =========      =========

Net income per limited partnership interest          $     7.96     $     6.76
                                                      =========      =========

Distributions per limited partnership interest       $    11.17     $    13.41
                                                      =========      =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)





                                    Managing
                                    general        Limited
                                    partner        partners          Total
                                  -----------     -----------     -----------

Balance at January 1, 1995        $    39,099     $ 3,874,618     $ 3,913,717

     Distributions                     (1,611)       (159,536)       (161,147)

     Net income                           825          80,381          81,206
                                   ----------      ----------      ----------

Balance at March 31, 1995         $    38,313     $ 3,795,463     $ 3,833,776
                                   ==========      ==========      ==========


Balance at January 1, 1996        $    35,082     $ 3,473,154     $ 3,508,236

     Distributions                     (1,343)       (132,928)       (134,271)

     Net income                           957          94,726          95,683
                                   ----------      ----------      ----------

Balance at March 31, 1996         $    34,696     $ 3,434,952     $ 3,469,648
                                   ==========      ==========      ==========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                        Three months ended
                                                             March 31,
                                                        1996           1995
                                                     ----------     ----------
Cash flows from operating activities:
 Net income                                          $   95,683     $   81,206
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depletion and amortization                          68,179         77,718
     Salvage income from equipment disposals             (2,730)            -
 Changes in assets and liabilities:
     Increase in accounts receivable                    (12,742)        (8,572)
     Increase (decrease) in accounts payable            (28,494)        11,824
                                                      ---------      ---------

       Net cash provided by operating activities        119,896        162,176

Cash flows from investing activities:
   Proceeds from salvage income on equipment
     disposals                                            2,730             -
   Additions to oil and gas properties                   (3,068)        (1,717)
                                                      ---------      ---------

           Net cash used in investing activities           (338)        (1,717)

Cash flows from financing activities:

   Cash distributions to partners                      (134,271)      (161,147)
                                                      ---------      ---------

Net decrease in cash and cash equivalents               (14,713)          (688)
Cash and cash equivalents at beginning of period        104,953         65,099
                                                      ---------      ---------

Cash and cash equivalents at end of period           $   90,240     $   64,411
                                                      =========      =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


Note 1.

Parker & Parsley 90-B Conv., L.P. (the "Registrant") was organized as a general partnership in 1990 under the laws of the State of Texas and was converted to a Delaware limited partnership on August 1, 1991.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations(1)

The Registrant was formed October 5, 1990. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker & Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The partners contributed $11,897,000 representing 11,897 interests ($1,000 per interest) sold to a total of 668 partners. The Registrant converted to a Delaware limited partnership on August 1, 1991. The managing general partner received an opinion of legal counsel to the effect that such conversion would not result in material adverse tax consequences to the Registrant.

Since its formation, the Registrant invested $9,630,398 in various prospects that were drilled in Texas. One well was plugged and abandoned in 1995 due to uneconomical operations. At March 31, 1996, the Registrant had 103 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues decreased to $302,409 from $311,779 for the three months ended March 31, 1996 and 1995, respectively, a decrease of 3%. The decrease in revenues was the result of a 13% decline in barrels of oil produced and sold and a 14% decline in mcf of gas produced and sold, offset by an 11% increase in the average price received per barrel of oil and a 15% increase in the average price received per mcf of gas. For the three months ended March 31, 1996, 12,130 barrels of oil were sold compared to 13,970 for the same period in 1995, a decrease of 1,840 barrels. For the three months ended March 31, 1996, 31,751 mcf of gas were sold compared to 36,813 for the same period in 1995, a decrease of 5,062 mcf. Because of the decline characteristics of the Registrant's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.85 from $17.19 for the three months ended March 31, 1995 to $19.04 for the same period in 1996, while the average price received per mcf of gas increased from $1.95 for the three months ended March 31, 1995 to $2.25 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Salvage income totaling $2,730 was received during the three months ended March 31, 1996, attributable to credits received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $210,832 for the three months ended March 31, 1996 as compared to $232,010 for the same period in 1995, a decrease of $21,178, or 9%. The decrease was due to declines in production costs, general and administrative expenses ("G&A"), depletion and amortization of organization costs.

Production costs were $133,581 for the three months ended March 31, 1996 and $144,021 for the same period in 1995, resulting in a $10,440 decrease, or 7%. The decrease was due to declines in well repair and maintenance costs and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 12% from $10,271 for the three months ended March 31, 1995 to $9,072 for the same period in 1996. The Partnership agreement limits G&A to 3% of the gross oil and gas revenues.

Depletion was $68,179 for the three months ended March 31, 1996 compared to $76,463 for the same period in 1995. This represented a decrease of $8,284, or 11%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,840 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 78,777 barrels, or 11%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $119,896 during the three months ended March 31, 1996, a 26% decrease from the same period ended March 31, 1995. This decrease resulted from a decline in oil and gas sales receipts and an increase in expenditures for production costs. The decline in oil and gas sales receipts was attributable to production declines for both oil and gas. Additional well repair and maintenance costs contributed to the increase in production cost expenditures.

Net Cash Used in Investing Activities

The Registrant's investing activities for the three months ended March 31, 1996 and 1995, respectively, included $3,068 and $1,717 in expenditures related to repair and maintenance activity on various oil and gas properties.

Proceeds of $2,730 from salvage income received during the three months ended March 31, 1996, were derived from the disposal of oil and gas equipment on a property abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $134,271 of which $132,928 was distributed to the limited partners and $1,343 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $161,147 of which $159,536 was distributed to the limited partners and $1,611 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.



                           Part II. Other Information


Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits - none

(b)    Form 8-K - none

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PARKER & PARSLEY 90-B CONV., L.P.

                                        By:   Parker & Parsley Development L.P.,
                                              Managing General Partner

                                  By:   Parker & Parsley Petroleum USA, Inc.
                                        ("PPUSA"), General Partner




Dated:  May 14, 1996              By:    /s/ Steven L. Beal
                                        -------------------------------------
                                        Steven L. Beal, Senior Vice President
                                        and Chief Financial Officer of PPUSA