Form 10-Q
period 1996-06-30
PARKER & PARSLEY 90-B CONV LP
filed 1996-08-13
CIK 882343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

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


                               Page 1 of 11 pages.

                             -There are no exhibits-

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)
                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1996           1995
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $127,441 at June 30
     and $104,683 at December 31                   $   127,611     $   104,953
   Accounts receivable - oil and gas sales             128,955         112,651
                                                    ----------      ----------

         Total current assets                          256,566         217,604

Oil and gas properties - at cost, based on the
   successful efforts accounting method              9,562,594       9,571,882
     Accumulated depletion                          (6,340,812)     (6,208,665)
                                                    ----------      ----------

         Net oil and gas properties                  3,221,782       3,363,217
                                                    ----------      ----------

                                                   $ 3,478,348     $ 3,580,821
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    42,709     $    72,585

Partners' capital:
   Limited partners (11,897 interests)               3,401,283       3,473,154
   Managing general partner                             34,356          35,082
                                                    ----------      ----------

                                                     3,435,639       3,508,236
                                                    ----------      ----------

                                                   $ 3,478,348     $ 3,580,821
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three months ended    Six months ended
                                            June 30,              June 30,
                                      -------------------   -------------------
                                        1996       1995       1996       1995
                                      --------   --------   --------   --------
Revenues:
  Oil and gas sales                   $333,760   $297,445   $636,169   $609,224
  Interest income                        1,781      1,788      3,157      3,225
  Salvage income from equipment
     disposals                              -          -       2,730         -
                                       -------    -------    -------    -------

         Total revenues                335,541    299,233    642,056    612,449

Costs and expenses:
  Production costs                     129,333    132,625    262,914    276,646
  General and administrative expenses   11,139      8,924     20,211     19,195
  Depletion                             64,963     72,495    133,142    148,958
  (Gain) loss on abandoned property        744     (3,000)       744     (3,000)
  Abandoned property costs                  -       2,085         -       2,085
  Amortization of organization costs        -       1,253         -       2,508
                                       -------    -------    -------    -------

         Total costs and expenses      206,179    214,382    417,011    446,392
                                       -------    -------    -------    -------

Net income                            $129,362   $ 84,851   $225,045   $166,057
                                       =======    =======    =======    =======
Allocation of net income:
  Managing general partner            $  1,293   $    861   $  2,250   $  1,686
                                       =======    =======    =======    =======

  Limited partners                    $128,069   $ 83,990   $222,795   $164,371
                                       =======    =======    =======    =======
Net income per limited
  partnership interest                $  10.77   $   7.06   $  18.73   $  13.82
                                       =======    =======    =======    =======
Distributions per limited
  partnership interest                $  13.60   $  13.11   $  24.77   $  26.52
                                       =======    =======    =======    =======

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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)





                                     Managing
                                     general        Limited
                                     partner        partners        Total
                                    ----------     ----------     ----------

Balance at January 1, 1995          $   39,099     $3,874,618     $3,913,717

    Distributions                       (3,188)      (315,544)      (318,732)

    Net income                           1,686        164,371        166,057
                                     ---------      ---------      ---------

Balance at June 30, 1995            $   37,597     $3,723,445     $3,761,042
                                     =========      =========      =========


Balance at January 1, 1996          $   35,082     $3,473,154     $3,508,236

    Distributions                       (2,976)      (294,666)      (297,642)

    Net income                           2,250        222,795        225,045
                                     ---------      ---------      ---------

Balance at June 30, 1996            $   34,356     $3,401,283     $3,435,639
                                     =========      =========      =========








         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                              June 30,
                                                         1996          1995
                                                      ---------     ---------
Cash flows from operating activities:

 Net income                                           $ 225,045     $ 166,057
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depletion and amortization                          133,142       151,466
    Salvage income from equipment disposals              (2,730)           -
    (Gain) loss on abandoned property                       744        (3,000)
 Changes in assets and liabilities:
    (Increase) decrease in accounts receivable          (16,304)        3,860
    Increase (decrease) in accounts payable             (19,220)       21,019
                                                       --------      --------

       Net cash provided by operating activities        320,677       339,402

Cash flows from investing activities:

 Additions to oil and gas properties                     (3,107)       (3,690)
 Proceeds from salvage income on equipment
  disposals                                               2,730            -
 Proceeds from equipment salvage on abandoned
  property                                                   -          1,051
                                                       --------      --------

       Net cash used in investing activities               (377)       (2,639)

Cash flows from financing activities:

 Cash distributions to partners                        (297,642)     (318,732)
                                                       --------      --------

Net increase in cash and cash equivalents                22,658        18,031
Cash and cash equivalents at beginning of period        104,953        65,099
                                                       --------      --------

Cash and cash equivalents at end of period            $ 127,611     $  83,130
                                                       ========      ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 90-B Conv., L.P. (the "Registrant") is a limited partnership organized in 1990 under the laws of the State of Texas and was converted to a Delaware limited partnership on August 1, 1991.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $636,169 from $609,224 for the six months ended June 30, 1996 and 1995, respectively, an increase of 4%. The increase in revenues resulted from a 16% increase in the average price received per barrel of oil and a 29% increase in the average price received per mcf of gas, offset by a 13% decline in barrels of oil produced and sold and an 11% decline in mcf of gas produced and sold. For the six months ended June 30, 1996, 23,819 barrels of oil were sold compared to 27,263 for the same period in 1995, a decrease of 3,444 barrels. For the six months ended June 30, 1996, 64,776 mcf of gas were sold compared to 72,741 for the same period in 1995, a decrease of 7,965 mcf. The decrease in production volumes was primarily due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.88 from $17.59 for the six months ended June 30, 1995 to $20.47 for the same period in 1996 while the average price received per mcf of gas increased from $1.78 for the six months ended June 30, 1995 to $2.29 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Salvage income totaling $2,730 was received during the six months ended June 30, 1996, attributable to credits received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $417,011 for the six months ended June 30, 1996 as compared to $446,392 for the same period in 1995, a decrease of $29,381, or 7%. The decrease was due to declines in production costs, depletion, abandoned property costs and amortization of organization costs, offset by increases in general and administrative expenses ("G&A) and loss on abandoned property.

Production costs were $262,914 for the six months ended June 30, 1996 and $276,646 for the same period in 1995, resulting in a $13,732 decrease, or 5%. The decrease was the result of less well repair and maintenance costs, offset by an increase in workover costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 5% from $19,195 for the six months ended June 30, 1995 to $20,211 for the same period in 1996.

Depletion was $133,142 for the six months ended June 30, 1996 compared to $148,958 for the same period in 1995. This represented a decrease in depletion of $15,816, or 11%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 3,444 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 78,777 barrels, or 11%.

A loss on abandoned property of $744 was recognized during the six months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well. A gain on abandoned property of $3,000 was recognized during the six months ended June 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Abandoned property costs of $2,085 were incurred on one well abandoned during the six months ended June 30, 1995. There were no abandoned property costs for the same period in 1996.

Three months ended June 30, 1996 compared with three months ended
   June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $333,760 from $297,445 for the three months ended June 30, 1996 and 1995, respectively, an increase of 12%. The increase in revenues resulted from a 22% increase in the average price received per barrel of oil and a 45% increase in the average price received per mcf of gas, offset by a 12% decline in barrels of oil produced and sold and an 8% decline in mcf of gas produced and sold. For the three months ended June 30, 1996, 11,689 barrels of oil were sold compared to 13,293 for the same period in 1995, a decrease of 1,604 barrels. For the three months ended June 30, 1996, 33,041 mcf of gas were sold compared to 35,928 for the same period in 1995, a decrease of 2,887 mcf. The decrease in production volumes was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $3.93 from $18.02 for the three months ended June 30, 1995 to $21.95 for the same period in 1996 while the average price received per mcf of gas increased from $1.61 during the three months ended June 30, 1995 to $2.34 for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $206,179 for the three months ended June 30, 1996 as compared to $214,382 for the same period in 1995, a decrease of $8,203, or 4%. This decrease was due to declines in production costs, depletion, amortization of organization costs and abandoned property costs, offset by increases in G&A and loss on abandoned property.

Production costs were $129,333 for the three months ended June 30, 1996 and $132,625 for the same period in 1995 resulting in a $3,292 decrease, or 2%. The decrease was the result of less well repair and maintenance costs, offset by an increase in workover costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 25% from $8,924 for the three months ended June 30, 1995 to $11,139 for the same period in 1996.

Depletion was $64,963 for the three months ended June 30, 1996 compared to $72,495 for the same period in 1995. This represented a decrease in depletion of $7,532, or 10%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Oil production decreased 1,604 barrels for the three months ended June 30, 1996 from the same period in 1995.

A loss on abandoned property of $744 was recognized during the three months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well. A gain on abandoned property of $3,000 was recognized during the three months ended June 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Abandoned property costs of $2,085 were incurred on one well abandoned during the three months ended June 30, 1995. There were no abandoned property costs for the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased during the six months ended June 30, 1996 $18,725 from the same period ended June 30, 1995. This decrease was primarily due to an increase in production costs paid, offset by an increase in oil and gas sales.

Net Cash Used in Investing Activities

The Registrant's principal investing activities for the six months ended June 30, 1996 and 1995 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $2,730 were received during the six months ended June 30, 1996 from the sale of oil and gas equipment on one well abandoned in a prior year. Proceeds of $1,051 were received from the salvage of equipment on one well abandoned during the six months ended June 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $297,642 of which $294,666 was distributed to the limited partners and $2,976 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $318,732 of which $315,544 was distributed to the limited partners and $3,188 to the managing general partner.

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


                                     PARKER & PARSLEY 90-B CONV., L.P.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner
                                     By:   Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  August 12, 1996        By:    /s/ Steven L. Beal
                                     ----------------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA