Form 10-Q
period 1996-09-30
PARKER & PARSLEY 90-B CONV LP
filed 1996-11-13
CIK 882343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of __ pages.
                             -There are no exhibits-

                        PARKER & PARSLEY 90-B CONV., L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1996 and
               December 31, 1995   ...................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1996 and 1995................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1996................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995.............................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7



Part II.    Other Information.........................................   11

                Signatures............................................   12

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                   September 30,  December 31,
                                                       1996          1995
                                                   ------------   -----------
                                                       (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $143,699 at September 30
    and $104,683 at December 31                    $   143,755    $   104,953
  Accounts receivable - oil and gas sales              124,967        112,651
                                                    ----------     ----------
           Total current assets                        268,722        217,604
                                                    ----------     ----------

Oil and gas properties - at cost,  based on the
  successful efforts accounting method               9,564,573      9,571,882
    Accumulated depletion                           (6,401,688)    (6,208,665)
                                                    ----------     ----------
           Net oil and gas properties                3,162,885      3,363,217
                                                    ----------     ----------
                                                   $ 3,431,607    $ 3,580,821
                                                    ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    48,544    $    72,585

Partners' capital:
  Limited partners (11,897 interests)                3,349,233      3,473,154
  Managing general partner                              33,830         35,082
                                                    ----------     ----------
                                                     3,383,063      3,508,236
                                                    ----------     ----------
                                                   $ 3,431,607    $ 3,580,821
                                                    ==========     ==========


The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                 ---------------------   ---------------------
                                    1996       1995        1996         1995
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 315,670   $ 271,559   $ 951,839   $ 880,783
  Interest                           2,158       2,012       5,315       5,237
  Salvage income from equipment
     disposals                         200         -         2,930         -
  Gain on sale of property             -           858         -           858
                                  --------    --------    --------    --------
                                   318,028     274,429     960,084     886,878
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production           126,020     131,721     388,934     408,367
  General and administrative        10,073       9,693      30,284      28,888
  Depletion                         60,875      69,910     194,017     218,868
  (Gain) loss on abandoned
     property                          -           (45)        744      (3,045)
  Abandoned property                   -           487         -         2,572
  Amortization of organization
     costs                             -         1,248         -         3,756
                                  --------    --------    --------    --------
                                   196,968     213,014     613,979     659,406
                                  --------    --------    --------    --------

Net income                       $ 121,060   $  61,415   $ 346,105   $ 227,472
                                  ========    ========    ========    ========
Allocation of net income:
  Managing general partner       $   1,211   $     626   $   3,461   $   2,312
                                  ========    ========    ========    ========

  Limited partners               $ 119,849   $  60,789   $ 342,644   $ 225,160
                                  ========    ========    ========    ========
Net income per limited
  partnership interest           $   10.07   $    5.11   $   28.80   $   18.93
                                  ========    ========    ========    ========
Distributions per limited
  partnership interest           $   14.45   $   11.83   $   39.22   $   38.35
                                  ========    ========    ========    ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners         Total
                                    ---------     ----------      ----------

Balance at January 1, 1996          $  35,082     $3,473,154      $3,508,236

    Distributions                      (4,713)      (466,565)       (471,278)

    Net income                          3,461        342,644         346,105
                                     --------      ---------       ---------

Balance at September 30, 1996       $  33,830     $3,349,233      $3,383,063
                                     ========      =========       =========







         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended
                                                             September 30,
                                                        ----------------------
                                                           1996        1995
                                                        ---------    ---------
Cash flows from operating activities:

  Net income                                            $ 346,105    $ 227,472
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion and amortization                          194,017      222,624
      (Gain) loss on abandoned property                       744       (3,045)
      Gain on sale of property                                -           (858)
      Salvage income from equipment disposals              (2,930)         -
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable          (12,316)      11,792
      Increase (decrease) in accounts payable             (13,384)      19,207
                                                         --------     --------
          Net cash provided by operating activities       512,236      477,192
                                                         --------      -------
Cash flows from investing activities:

  Additions to oil and gas properties                      (5,086)      (5,348)
  Proceeds from salvage income on equipment disposals       2,930          -
  Proceeds from equipment salvage on abandoned property       -          3,045
  Proceeds from sale of property                              -            858
                                                         --------     --------
          Net cash used in investing activities            (2,156)      (1,445)
                                                         --------     --------
Cash flows from financing activities:

  Cash distributions to partners                         (471,278)    (460,855)
                                                         --------     --------
Net increase in cash and cash equivalents                  38,802       14,892
Cash and cash equivalents at beginning of period          104,953       65,099
                                                         --------     --------
Cash and cash equivalents at end of period              $ 143,755    $  79,991
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley 90-B Conv., L.P. (the "Registrant") is a limited partnership organized in 1990 under the laws of the State of Texas and was converted to a Delaware limited partnership on August 1, 1991.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased 8% to $951,839 from $880,783 for the nine months ended September 30, 1996 and 1995, respectively. The increase in revenues resulted from a 21% increase in the average price received per barrel of oil and a 28% increase in the average price received per mcf of gas, offset by a 12% decline in barrels of oil produced and sold and a 10% decline in mcf of gas produced and sold. For the nine months ended September 30, 1996, 35,167 barrels of oil were sold compared to 39,969 for the same period in 1995, a decrease of 4,802 barrels. For the nine months ended September 30, 1996, 99,322 mcf of gas were sold compared to 110,419 mcf for the same period in 1995, a decrease of 11,097 mcf. The decrease in production volumes was due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.57 from $17.24 for the nine months ended September 30, 1995 to $20.81 for the same period in 1996 while the average price received per mcf of gas increased from $1.74 for the nine months ended September 30, 1995 to $2.22 for the same period in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Salvage income totaling $2,930 was received during the nine months ended September 30, 1996, attributable to credits received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year.

A gain on sale of property of $858 was recognized during the nine months ended September 30, 1995. This gain was the result of proceeds received from the sale of mineral rights in an undevel oped property.

Costs and Expenses:

Total costs and expenses decreased to $613,979 for the nine months ended September 30, 1996 as compared to $659,406 for the same period in 1995, a decrease of $45,427, or 7%. The decrease was due to declines in production costs, depletion, abandoned property costs and amortization of organization costs, offset by increases in general and administrative expenses ("G&A") and loss on abandoned property.

Production costs were $388,934 for the nine months ended September 30, 1996 and $408,367 for the same period in 1995, resulting in a $19,433 decrease, or 5%. The decrease was the result of less well repair and maintenance costs, offset by an increase in workover costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 5% from $28,888 for the nine months ended September 30, 1995 to $30,284 for the same period in 1996.

Depletion was $194,017 for the nine months ended September 30, 1996 compared to $218,868 for the same period in 1995, representing a decrease of $24,851, or 11%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 4,802 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and
(iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.
                                        8

A loss on abandoned property of $744 was recognized during the nine months ended September 30, 1996. The loss resulted from the write-off of remaining capitalized well costs on the abandonment of one saltwater disposal well. A gain on abandoned property of $3,045 was recognized during the nine months ended September 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Abandoned property costs of $2,572 were incurred on one well abandoned during the nine months ended September 30, 1995.

Three months ended September 30, 1996 compared with three months ended September
   30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $315,670 from $271,559 for the three months ended September 30, 1996 and 1995, respectively, an increase of 16%. The increase in revenues resulted from a 31% increase in the average price received per barrel of oil and a 25% increase in the average price received per mcf of gas, offset by an 11% decline in barrels of oil produced and sold and an 8% decline in mcf of gas produced and sold. For the three months ended September 30, 1996, 11,348 barrels of oil were sold compared to 12,706 for the same period in 1995, a decrease of 1,358 barrels. For the three months ended September 30, 1996, 34,546 mcf of gas were sold compared to 37,678 for the same period in 1995, a decrease of 3,132 mcf. The decreases were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.03 from $16.49 during the three months ended September 30, 1995 to $21.52 for the same period in 1996 while the average price received per mcf of gas increased from $1.65 during the three months ended September 30, 1995 to $2.07 for the same period in 1996.

Salvage income totaling $200 was received during the three months ended September 30, 1996, attributable to credits received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year.

A gain on sale of property of $858 was recognized during the three months ended September 30, 1995. This gain was the result of proceeds received on the sale of mineral rights in an undevel oped property.

Costs and Expenses:

Total costs and expenses decreased to $196,968 for the three months ended September 30, 1996 as compared to $213,014 for the same period in 1995, a decrease of $16,046, or 8%. This decrease was due to declines in production costs, amortization of organization costs, gain on abandoned property, depletion and abandoned property costs, offset by an increase in G&A.

Production costs were $126,020 for the three months ended September 30, 1996 and $131,721 for the same period in 1995, resulting in an $5,701 decrease, or 4%. The decrease was the result of less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 4%, from $9,693 for the three months ended September 30, 1995 to $10,073 for the same period in 1996.

Depletion was $60,875 for the three months ended September 30, 1996 compared to $69,910 for the same period in 1995, representing a decrease of $9,035, or 13%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121, (ii) a reduction in oil production of 1,358 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A gain on abandoned property of $45 was recognized during the three months ended September 30, 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Abandoned property costs of $487 were incurred on one well abandoned during the three months ended September 30, 1995. There was no abandonment activity for the same period ended September 30, 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $35,044 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was due to an increase in oil and gas sales, offset by an increase in production costs paid.

Net Cash Used in Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 and 1995, respectively, included $5,086 and $5,348 for expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $2,930 were received during the nine months ended September 30, 1996 from the sale of oil and gas equipment on one well abandoned in a prior year. Proceeds of $3,045 were received from the salvage of equipment on one well abandoned during the nine months ended September 30, 1995.

Proceeds of $858 were received during the nine months ended September 30, 1995 from the sale of mineral rights in an undeveloped property.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $471,278 of which $466,565 was distributed to the limited partners and $4,713 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $460,855 of which $456,247 was distributed to the limited partners and $4,608 to the managing general partner.

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

None.

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


                                      PARKER & PARSLEY 90-B CONV., L.P.

                               By:    Parker & Parsley Development L.P.,
                                        Managing General Partner

                                      By:   Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  November 13, 1996      By:    /s/ Steven L. Beal
                                      ---------------------------------------
                                      Steven L. Beal, Senior Vice President
                                        and Chief Financial Officer of PPUSA