Form 10-K405
period 1996-12-31
PARKER & PARSLEY 90-B CONV LP
filed 1997-03-25
CIK 882343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

   / x /          Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

                                       or
   /   /        Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (No Fee Required)
                         Commission File No. 33-26097-08

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

       Registrant's Telephone Number, including area code : (915) 683-4768
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                 Limited partnership interests ($1,000 per unit)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / x /

No market currently exists for the limited partnership interests of the Registrant. Based on original purchase price the aggregate market value of limited partnership interests owned by non-affiliates of the Registrant is $11,817,000.

As of March 8, 1997, the number of outstanding limited partnership interests was 11,897. The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: None

                               Page 1 of 28 pages.
                           -Exhibit index on page 28-

Parts I and II of this Report contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business" for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward looking statements.

                                     PART I

ITEM 1.     Business

Parker & Parsley 90-B Conv., L.P. (the "Partnership") was organized in 1990 as a general partnership under the laws of the State of Texas. The Partnership converted to a Delaware limited partnership on August 1, 1991. The managing general partner is Parker & Parsley Development L.P. ("PPDLP"). PPDLP's general partner is Parker & Parsley Petroleum USA, Inc. ("PPUSA").

A Registration Statement, as amended, filed pursuant to the Securities Act of 1933, registering general partnership interests aggregating $30,000,000 in a series of Texas general partnerships formed under the Parker & Parsley 89-90 Development Drilling Program, was declared effective by the Securities and Exchange Commission on August 1, 1989. On October 5, 1990, the offering of general partnership interests in the Partnership, the fourth partnership formed under such statement, was closed, with interests aggregating $11,897,000 being sold to 668 subscribers.

The Partnership engages primarily in oil and gas development and production and is not involved in any industry segment other than oil and gas. See "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" of this report for a summary of the Partnership's operating information and identifiable assets.

The principal markets during 1996 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's   oil  producing   properties.   The  principal  markets  for  the
Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1996, approximately 63% and 13% were attributable to sales made to Genesis Crude Oil, L.P. and Western Gas Resources, Inc., respectively.

The Partnership's revenues, profitability, cash flow and future rate of growth are highly dependent on the prevailing prices of oil and gas, which are affected by numerous factors beyond the Partnership's control. Oil and gas prices historically have been very volatile. A substantial or extended decline in the prices of oil or gas could have a material adverse effect on the Partnership's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Partnership's oil and gas properties.

Because of the demand for oil and gas, the Partnership does not believe that the termination of the sales of its products to any one customer would have a material adverse impact on its operations. The loss of a particular customer for gas may have an effect if that particular customer has the only gas pipeline located in the areas of the Partnership's gas producing properties. The
Partnership believes, however, that the effect would be temporary, until alternative arrangements could be made.

Federal and state regulation of oil and gas operations generally includes the fixing of maximum prices for regulated categories of natural gas, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment. Although the Partnership believes that its business operations do not impair environmental quality and that its costs of complying with any applicable environmental regulations are not currently significant, the Partnership cannot predict what, if any, effect these environmental regulations may have on its current or future operations.

The Partnership does not have any employees of its own. PPUSA employs 659 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. The
Partnership's managing general partner, PPDLP through PPUSA, supplies all management functions.

Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues therefrom. The estimates of proved reserves and related future net revenues set forth in this report are based on various assumptions, which may ultimately prove to be inaccurate. Therefore, such estimates should not be construed as estimates of the current market value of the Partnership's proved reserves.

No material part of the Partnership's business is seasonal and the Partnership conducts no foreign operations.

ITEM 2.     Properties

The Partnership's properties consist primarily of leasehold interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Spraberry Trend Area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 104 oil and gas wells. One well was plugged and abandoned in 1995 due to uneconomical operations. At December 31, 1996, the Partnership had 103 producing oil and gas wells.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1996, 1995 and 1994 and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of PPUSA with a review by an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership is not aware of any material legal proceedings (other than routine litigation in the ordinary course of the Partnership's business) to which it is a party or to which its properties are subject.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
              Matters

At March 8, 1997, the Partnership had 11,897 outstanding limited partnership interests held of record by 662 subscribers. There is no established public trading market for the limited partner ship interests. Under the limited partnership agreement, PPDLP has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1996 and 1995, $668,764 and $581,063, respectively, of such revenue-related distributions were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                             1996         1995         1994          1993         1992
                          ----------   ----------   ----------   -----------   ----------
Operating results:
 Oil and gas sales        $1,382,265   $1,160,419   $1,266,515   $ 1,663,146   $2,239,991
                           =========    =========    =========    ==========    =========
 Impairment of oil
   and gas properties     $   22,474   $  115,434   $      -     $ 2,190,788   $      -
                           =========    =========    =========    ==========    =========
 Net income (loss)        $  544,919   $  181,451   $  229,524   $(2,072,130)  $  264,066
                           =========    =========    =========    ==========    =========
 Allocation of net
   income (loss):
    Managing
     general partner      $    5,449   $    1,852   $    2,345   $   (20,671)  $    2,691
                           =========    =========    =========    ==========    =========
    Limited partners      $  539,470   $  179,599   $  227,179   $(2,051,459)  $  261,375
                           =========    =========    =========    ==========    =========
 Limited partners' net
   income (loss) per
   limited partnership
   interest               $    45.35   $    15.10   $    19.10   $   (172.43)  $    21.97
                           =========    =========    =========    ==========    =========
 Limited partners' cash
   distributions per
   limited partnership
   interest               $    56.21   $    48.84   $    53.88   $     82.95   $   116.82
                           =========    =========    =========    ==========    =========
At year end:
 Total assets             $3,402,932   $3,580,821   $3,947,513   $ 4,376,462   $7,462,470
                           =========    =========    =========    ==========    =========

                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of Operations

1996 compared to 1995

The Partnership's 1996 oil and gas revenues increased to $1,382,265 from $1,160,419 in 1995, a 19% increase. The increase in revenues resulted from a 27% increase in the average price received per barrel of oil and a 46% increase in the average price received per mcf of gas, offset by a 9% decline in barrels of oil produced and sold and a 10% decline in mcf of gas produced and sold. In 1996, 48,188 barrels of oil were sold compared to 52,777 in 1995, a decrease of 4,589 barrels. In 1996, 130,387 mcf of gas were sold compared to 145,346 in 1995, a decrease of 14,959 mcf. The decrease in production volumes was due to the decline characteristics of the Partnership's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $4.58 from $17.17 in 1995 to $21.75 in 1996, while the average price received per mcf of gas increased from $1.75 in 1995 to $2.56 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1996.

Salvage income totaling $3,145 was received during 1996, attributable to credits received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year and to credits received from the disposal of oil and gas equipment on five fully depleted wells.

A gain on sale of property of $858 was recognized during 1995. This gain was the result of proceeds received from the sale of mineral rights on an undeveloped property.

Total costs and expenses decreased to $848,356 in 1996 as compared to $986,725 in 1995, a decrease of $138,369, or 14%. The decrease was due to declines in production costs, depletion, abandoned property costs, impairment of oil and gas properties and amortization of organization costs, offset by increases in general and administrative expenses ("G&A") and loss on abandoned property.

Production costs were $523,763 in 1996 and $525,281 in 1995, resulting in a $1,518 decrease. The decrease was due to less well repair and maintenance costs, offset by an increase in workover costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 3% from $40,597 in 1995 to $41,920 in 1996. The Partnership paid the managing general partner $37,351 in 1996 and $34,548 in

1995 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.

The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $22,474 and $115,434 related to its oil and gas properties during 1996 and 1995, respectively.

Depletion was $259,455 in 1996 compared to $302,390 in 1995. This represented a decrease of $42,935 or 14%. The decrease was primarily attributable to the following factors: (i) a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121, (ii) a reduction in oil production of 4,589 barrels in 1996 from 1995, and (iii) an increase in oil and gas reserves during 1996 as a result of higher commodity prices.

A loss on abandoned property of $744 was recognized during 1996. This loss resulted from the write-off of remaining capitalized well costs on the abandonment of one saltwater disposal well. A gain on abandoned property of $3,305 was recognized during 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Abandoned property costs of $2,572 were incurred on one well during 1995.

1995 compared to 1994

The Partnership's 1995 oil and gas revenues decreased to $1,160,419 from $1,266,515 in 1994, an 8% decrease. The decline in revenues resulted from a 13% decrease in barrels of oil produced and sold, a 15% decrease in mcf of gas produced and sold and a 2% decrease in the average price received per mcf of gas, offset by an 8% increase in the average price received per barrel of oil. In 1995, 52,777 barrels of oil were sold compared to 60,320 in 1994, a decrease of 7,543 barrels. Of the decrease, 857 barrels, or 2%, was attributable to the fact that on April 1, 1994, the Partnership's revenue and operating expense allocation pursuant to the Program (as defined in Item 11) agreement reverted to 80.808081% from 85.858586%. The additional decrease of 11%, or 6,686 barrels, was due to the decline characteristics of the Partnership's oil and gas properties. In 1995, 145,346 mcf of gas were sold compared to 171,931 in 1994, a decrease of 26,585 mcf. Of the decrease, 2,321 mcf, or 1%, was attributable to the fact that the revenue and operating expense allocation reverted to 80.808081% from 85.858586%, as discussed previously. The additional decrease of 24,264 mcf, or 14%, was due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil increased $1.29 from $15.88 in 1994 to $17.17 in 1995, while the average price received per mcf of gas decreased from $1.79 in 1994 to $1.75 in 1995.
                                        7

A gain on sale of property of $858 was recognized during 1995. This gain was the result of proceeds received from the sale of mineral rights on an undeveloped property.

Total costs and expenses decreased to $986,725 in 1995 as compared to $1,042,195 in 1994, a decrease of $55,470, or 5%. The decrease was due to a decline in production costs, depletion and amortization of organization costs, offset by an increase in G&A, gain on abandoned property, abandoned property costs and impairment of oil and gas properties.

Production costs were $525,281 in 1995 and $596,974 in 1994, resulting in a $71,693 decrease, or 12%. Of the decrease, 2% was attributable to the fact that on April 1, 1994, the Partnership's revenue and operating expense allocation pursuant to the Program agreement reverted to 80.808081% from 85.858586%. The additional decrease of 10% was due to less well repair, maintenance and workover costs and a decline in production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 3% from $39,451 in 1994 to $40,597 in 1995. The Partnership paid the managing general partner $34,548 in 1995 and $32,303 in 1994 for G&A incurred on behalf of the Partnership.

The Partnership adopted SFAS 121 effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $115,434 related to its oil and gas properties during the fourth quarter of 1995.

Depletion was $302,390 in 1995 compared to $400,754 in 1994. This represented a decrease of $98,364 or 25%. Oil production decreased 7,543 barrels in 1995 from 1994, while oil reserves of barrels were revised downward by 78,777 barrels, or 11%.

A gain on abandoned property of $3,305 was recognized during 1995. This gain was the result of proceeds received from equipment salvage on one fully depleted abandoned property. Abandoned property costs of $2,572 were incurred on the one well abandoned in 1995. There was no abandonment activity during 1994.

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1994, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased by 4.8%. The 1995 annual change in average weekly earnings increased by 4.4%. The 1996 index (effective April 1, 1996) increased 4.1%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1996, the price per barrel for oil production similar to the Partnership's ranged from approximately $18.00 to $25.00. For February 1997, the average price for the Partnership's oil was approximately $22.00.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $64,633 during the year ended December 31, 1996 from the year ended December 31, 1995. The increase was due to an increase in oil and gas sales, offset by an increase in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities during 1996 and 1995 were related to the addition of oil and gas equipment on active properties.

Proceeds of $3,145 were received from the sale of oil and gas equipment on one well abandoned in a prior year. Proceeds of $3,305 were received from the salvage of equipment on one well abandoned in 1995.

Proceeds of $858 were received during 1995 from the sale of mineral rights on one undeveloped property.

Net Cash Used in Financing Activities

Cash was sufficient in 1996 for distributions to the partners of $675,519 of which $668,764 was distributed to the limited partners and $6,755 to the managing general partner. In 1995, cash was sufficient for distributions to the partners of $586,932 of which $581,063 was distributed to the limited partners and $5,869 to the managing general partner.

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ITEM 8.     Financial Statements and Supplementary Data

The Partnership's audited financial statements are included elsewhere herein.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                        9

                                    PART III


ITEM 10.     Directors and Executive Officers of the Partnership

The Partnership does not have any officers or directors. Under the limited partnership agreement, the Partnership's managing general partner, PPDLP, is granted the exclusive right and full authority to manage, control and administer the Partnership's business. PPUSA, the sole general partner of PPDLP, is a wholly-owned subsidiary of Parker & Parsley Petroleum Company (the "Company"), a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of PPUSA. Directors of PPUSA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                           Age at
                        December 31,
        Name                1996                        Position
        ----            ------------                    --------
Scott D. Sheffield           44           President, Chairman of the Board,
                                            Chief Executive Officer and
                                            Director

Timothy A. Leach             37           Executive Vice President and Director

Steven L. Beal               37           Senior Vice President, Chief Financial
                                            Officer and Director

Mark L. Withrow              49           Senior Vice President, Secretary and
                                            Director

David A. Chroback            41           Senior Vice President and Director

         Scott D. Sheffield. Mr. Sheffield, a graduate of The University of Texas with a Bachelor of Science degree in Petroleum Engineering, has been the President and a Director of the Company since May 1990 and has been the Chairman of the Board and Chief Executive Officer since October 1990. Mr. Sheffield joined the Company as a petroleum engineer in 1979. Mr. Sheffield served as Vice President - Engineering of the Company from September 1981 until April 1985 when he was elected President and a Director of the Company. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of the Company. On January 1, 1995, Mr. Sheffield resigned as President and Chief Executive Officer of PPUSA, but remained Chairman of the Board and a Director of PPUSA. On January 1, 1996, Mr. Sheffield reassumed the positions of President and Chief Executive Officer of PPUSA. Before joining the Company, Mr. Sheffield was principally occupied for more than three years as a production and reservoir engineer for Amoco Production Company.

         Timothy A. Leach. Mr. Leach, a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering and the University of Texas of the Permian Basin with a Master of Business Administration degree, was elected Executive Vice President - Engineering of the Company on March 21, 1995. Mr. Leach had been serving as Senior Vice President Engineering since March 1993 and served as Vice President - Engineering of the Company from October 1990 to March 1993. Mr. Leach was elected Executive Vice President and Director of PPUSA on December 1, 1995. He had joined the Company as Vice President - Engineering in September 1989. Prior to joining the Company, Mr. Leach was employed as Senior Vice President and Director of First City Texas - Midland, N.A.

         Steven L. Beal. Mr. Beal, a graduate of the University of Texas with a Bachelor of Business Administration degree in Accounting and a certified public accountant, was elected Senior Vice President - Finance of the Company in January 1995 and Chief Financial Officer of the Company on March 21, 1995. Mr. Beal was elected Senior Vice President and Chief Financial Officer of PPUSA on January 1, 1995 and was elected a Director of PPUSA on January 2, 1996. He served as Treasurer of PPUSA from January 1, 1995 to June 12, 1996. Mr. Beal joined the Company as Treasurer in March 1988 and was elected Vice President - Finance in October 1991. Prior to joining the Company, Mr. Beal was employed as an audit manager for Price Waterhouse.

         Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with a Bachelor of Science degree in Accounting and Texas Tech University with a Juris Doctorate degree, was Vice President - General Counsel of the Company from February 1991 to January 1995, when he was appointed Senior Vice President - General Counsel, and has been the Company's Secretary since August 1992. On January 1, 1995, Mr. Withrow was elected Senior Vice President and Secretary of PPUSA and was elected a Director of PPUSA on January 2, 1996. Mr. Withrow joined the Company in January 1991. Prior to joining the Company, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

         David A. Chroback. Mr. Chroback, a graduate of Hanover College with a Bachelor of Science degree in Geology, and a graduate of Southern Illinois University at Carbondale with a Master of Science degree in Geology, was elected Senior Vice President of the Company and PPUSA on October 7, 1996. On January 2, 1996, Mr. Chroback was elected Director of PPUSA. He had served as Vice President - Geology of the Company since February 1993. Mr. Chroback has been the Geological Manager since June 1992, and prior to that has been a Senior Geologist with the Company since January 1988. Before joining the Company, he was a project geologist with Indian Wells Oil Company. Mr. Chroback was previously employed by Amoco Production Company as a petroleum geologist from 1980 through 1984.

ITEM 11.     Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is vested in PPDLP, the managing general partner. The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the Program agreement, PPDLP and Parker & Parsley Employees 90-B Conv., L.P. ("EMPL") pay approximately 10% of the Partnership's acquisition, drilling and completion costs and approximately 15% during the first three years and approximately 20% after three years of its operating and general and administrative expenses. In return, they are allocated approximately 15% during the first three years and approximately 20% after three years of the Partnership's revenues. See Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Partnership.

PPUSA's current executive officers and other employees are general partners of EMPL which serves as a co-general partner of the Program. Under this arrangement, EMPL pays approximately 2.5% of the Partnership's acquisition, drilling and completion costs and approximately 3.75% during the first three years and approximately 5% after three years of its operating and general and administrative expenses. In return, EMPL is allocated approximately 3.75% during the first three years and approximately 5% after three years of the Partnership's revenues. EMPL does not receive any fees or reimbursements from the Partnership.

The Partnership does not directly pay any salaries of the executive officers of PPUSA, but does pay a portion of PPUSA's general and administrative expenses of which these salaries are a part. See Note 6 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. PPDLP owned 80 limited partnership interests at January 1, 1997.

(b)      Security ownership of management

The Partnership does not have any officers or directors. The managing general partner of the Partnership, PPDLP, has the exclusive right and full authority to manage, control and administer the Partnership's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Partnership is not aware of any current arrangement or activity which may lead to such removal. The Partnership is not aware of any officer or director of PPUSA who beneficially owns limited partnership interests in the Partnership.

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                                 1996        1995       1994
                                               ---------   --------   --------

  Payment of lease operating and
    supervision charges in accordance
    with standard industry operating
    agreements                                 $205,705    $196,314   $200,185

  Reimbursement of general and
    administrative expenses                    $ 37,351    $ 34,548   $ 32,303

  Purchase of oil and gas properties
    and related equipment, at
    predecessor cost                           $     -     $  4,863   $  7,669

  Receipt of proceeds for the salvage
    value of retired oil and gas equipment     $  1,895    $    -     $     -

Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues. Also, see Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below, regarding the Partnership's participation with the managing general partner in oil and gas activities of the Program.

                                     PART IV


ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   1.   Financial statements

           The following are filed as part of this annual report:

                Independent Auditors' Report

                Balance sheets as of December 31, 1996 and 1995

                Statements of operations for the years ended December 31, 1996,
                  1995 and 1994

                Statements of partners' capital for the years ended December 31,
                  1996, 1995 and 1994

                Statements of cash flows for the years ended December 31, 1996,
                  1995 and 1994

                Notes to financial statements

      2.   Financial statement schedules

           All financial statement schedules have been omitted since the required information is in the financial statements or notes thereto, or is not applicable nor required.

(b)   Reports on Form 8-K

      None.

(c)   Exhibits

      The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

                               S I G N A T U R E S

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PARKER & PARSLEY 90-B CONV., L.P.

Dated:  March 24, 1997           By:  Parker & Parsley Development L.P.,
                                        Managing General Partner

                                      By:   Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner



                                      By:   /s/ Scott D. Sheffield
                                            -----------------------------
                                            Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Scott D. Sheffield     President, Chairman of the Board,     March 24, 1997
-----------------------    Chief Executive Officer and
Scott D. Sheffield         Director of PPUSA


/s/ Timothy A. Leach       Executive Vice President and          March 24, 1997
-----------------------    Director of PPUSA
Timothy A. Leach


/s/ Steven L. Beal         Senior Vice President, Chief          March 24, 1997
-----------------------    Financial Officer and Director
Steven L. Beal             of PPUSA


/s/ Mark L. Withrow        Senior Vice President, Secretary      March 24, 1997
-----------------------    and Director of PPUSA
Mark L. Withrow


/s/ David A. Chroback      Senior Vice President and             March 24, 1997
-----------------------    Director of PPUSA
David A. Chroback

                          INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley 90-B Conv., L.P.
  (A Delaware Limited Partnership):

We have audited the financial statements of Parker & Parsley 90-B Conv., L.P. as listed in the accompanying index under Item 14(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 90-B Conv., L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.




                                                  KPMG Peat Marwick LLP


Midland, Texas
March 21, 1997

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS
                                   December 31



                                                      1996            1995
                                                   -----------     -----------
                  ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $121,219 in 1996 and
    $104,683 in 1995                               $   123,797     $   104,953
  Accounts receivable - oil and gas sales              205,562         112,651
                                                    ----------      ----------
         Total current assets                          329,359         217,604
                                                    ----------      ----------
Oil and gas properties - at cost, based on
  the successful efforts accounting method           9,563,173       9,571,882
Accumulated depletion                               (6,489,600)     (6,208,665)
                                                    ----------      ----------
         Net oil and gas properties                  3,073,573       3,363,217
                                                    ----------      ----------
                                                   $ 3,402,932     $ 3,580,821
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    25,296     $    72,585

Partners' capital:
  Limited partners (11,897 interests)                3,343,860       3,473,154
  Managing general partner                              33,776          35,082
                                                    ----------      ----------
                                                     3,377,636       3,508,236
                                                    ----------      ----------
                                                   $ 3,402,932     $ 3,580,821
                                                    ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31





                                           1996          1995          1994
                                        ----------    ----------    ----------
Revenues:
  Oil and gas                           $1,382,265    $1,160,419    $1,266,515
  Interest                                   7,865         6,899         5,204
  Salvage income from equipment
    disposals                                3,145           -             -
  Gain on sale of property                     -             858           -
                                         ---------     ---------     ---------
                                         1,393,275     1,168,176     1,271,719
                                         ---------     ---------     ---------
Costs and expenses:
  Oil and gas production                   523,763       525,281       596,974
  General and administrative                41,920        40,597        39,451
  Impairment of oil and gas
    properties                              22,474       115,434           -
  Depletion                                259,455       302,390       400,754
  (Gain) loss on abandoned property            744        (3,305)          -
  Abandoned property                           -           2,572           -
  Amortization of organization                 -           3,756         5,016
                                         ---------     ---------     ---------
                                           848,356       986,725     1,042,195
                                         ---------     ---------     ---------
Net income                              $  544,919    $  181,451    $  229,524
                                         =========     =========     =========
Allocation of net income:
  Managing general partner              $    5,449    $    1,852    $    2,345
                                         =========     =========     =========
  Limited partners                      $  539,470    $  179,599    $  227,179
                                         =========     =========     =========
Net income per limited partnership
  interest                              $    45.35    $    15.10    $    19.10
                                         =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL



                                          Managing
                                          general      Limited
                                          partner      partners       Total
                                          --------    ----------    ----------

Partners' capital at January 1, 1994      $ 43,228    $4,288,405    $4,331,633

    Distributions                           (6,474)     (640,966)     (647,440)

    Net income                               2,345       227,179       229,524
                                           -------     ---------     ---------

Partners' capital at December 31, 1994      39,099     3,874,618     3,913,717

    Distributions                           (5,869)     (581,063)     (586,932)

    Net income                               1,852       179,599       181,451
                                           -------     ---------     ---------

Partners' capital at December 31, 1995      35,082     3,473,154     3,508,236

    Distributions                           (6,755)     (668,764)     (675,519)

    Net income                               5,449       539,470       544,919
                                           -------     ---------     ---------

Partners' capital at December 31, 1996    $ 33,776    $3,343,860    $3,377,636
                                           =======     =========     =========



   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31


                                              1996         1995          1994
                                            ---------    ---------    ---------
Cash flows from operating activities:
 Net income                                 $ 544,919    $ 181,451    $ 229,524
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Impairment of oil and gas properties        22,474      115,434          -
   Depletion and amortization                 259,455      306,146      405,770
   (Gain) loss on abandoned property              744       (3,305)         -
   Gain on sale of property                       -           (858)         -
   Salvage income from equipment disposals     (3,145)         -            -
 Changes in assets and liabilities:
   (Increase) decrease in accounts
     receivable                               (92,911)       3,271       15,439
   Increase (decrease) in accounts payable    (36,632)      28,132      (11,033)
                                             --------     --------     --------
         Net cash provided by operating
           activities                         694,904      630,271      639,700
                                             --------     --------     --------
Cash flows from investing activities:
 Additions to oil and gas properties           (3,686)      (7,648)     (12,340)
 Proceeds from salvage income on equipment
  disposals                                     3,145          -            -
 Proceeds from equipment salvage on
  abandoned property                              -          3,305          -
 Proceeds from sale of property                   -            858          -
                                             --------     --------     --------
         Net cash used in investing
           activities                            (541)      (3,485)     (12,340)
                                             --------     --------     --------
Cash flows from financing activities:
 Cash distributions to partners              (675,519)    (586,932)    (647,440)
                                             --------     --------     --------
Net increase (decrease) in cash and cash
 equivalents                                   18,844       39,854      (20,080)
Cash and cash equivalents at beginning
 of year                                      104,953       65,099       85,179
                                             --------     --------     --------
Cash and cash equivalents at end of year    $ 123,797    $ 104,953    $  65,099
                                             ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


Note 1.     Organization and nature of operations

       Parker & Parsley 90-B Conv., L.P. (the "Partnership") was organized as a general partnership in 1990 under the laws of the State of Texas and was converted to a Delaware limited partnership on August 1, 1991.

       The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Summary of significant accounting policies

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

       Impairment of long-lived assets - Commencing in 1995, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

       The Partnership accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less costs to sell once management has committed to a plan to dispose of the assets.

       Prior to the adoption of SFAS 121 in the fourth quarter of 1995, the Partnership's aggregate oil and gas properties were stated at cost not in excess of total estimated future net revenues and the estimated fair value of oil and gas assets not being depleted.

       Oil and gas properties - The Partnership utilizes the successful efforts method of accounting for its oil and gas properties and equipment. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method on a property-by-property basis based on proved oil (dominant mineral) reserves as determined by the engineering staff of Parker & Parsley Petroleum USA, Inc. ("PPUSA"), the sole general partner of Parker & Parsley Development L.P. ("PPDLP"), the Partnership's managing general partner, and reviewed by independent petroleum consultants. The carrying amounts of properties sold or otherwise disposed of and the related allowances for depletion are eliminated from the accounts and any gain or loss is included in operations.

       Use of estimates in the preparation of financial statements - Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Organization costs - Organization costs are capitalized and amortized on the straight-line method over 60 months.

       Net income per limited partnership interest - The net income per limited partnership interest is calculated by using the number of outstanding limited partnership interests.

       Income taxes - A Federal income tax provision has not been included in the financial statements as the income of the Partnership is included in the individual Federal income tax returns of the respective partners.

       Statements of cash flows - For purposes of reporting cash flows, cash and cash equivalents include depository accounts held by banks.

       General and administrative expenses - General and administrative expenses are allocated in part to the Partnership by the managing general partner or its affiliates. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partner's activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.

       Reclassifications - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 financial statement presentation.

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environ mental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Note 3.     Impairment of long-lived assets

       The Partnership adopted SFAS 121 effective October 1, 1995. In order to determine whether an impairment had occurred, the Partnership estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $22,474 and $115,434 related to its oil and gas properties during 1996 and 1995, respectively.

Note 4.     Income taxes

       The financial statement basis of the Partnership's net assets and liabilities was $1,280,111 greater than the tax basis at December 31, 1996.

       The following is a reconciliation of net income per statements of operations with the net income per Federal income tax returns for the years ended December 31:
                                              1996         1995         1994
                                           ---------    ---------    ---------
  Net income per statements of
    operations                             $ 544,919    $ 181,451    $ 229,524
  Intangible development costs
    capitalized for financial reporting
    purposes and expensed for tax
    reporting purposes                           -         (9,033)         -
  Depletion and depreciation provisions
    for tax reporting purposes over
    amounts for financial reporting
    purposes                                (112,161)     (74,568)    (106,765)
  Impairment of oil and gas properties
    for financial reporting purposes          22,474      115,434          -
  Other                                       11,966      (10,290)         800
                                            --------     --------     --------
       Net income per Federal
         income tax returns                $ 467,198    $ 202,994    $ 123,559
                                            ========     ========     ========

Note 5.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                              1996         1995         1994
                                           ---------    ---------    ---------
     Development costs                     $  10,116    $  17,572    $  12,340
                                            ========     ========     ========

       Capitalized oil and gas properties consist of the following:

                                           1996          1995          1994
                                        -----------   -----------   -----------
   Proved properties:
     Property acquisition costs         $   369,498   $   369,498   $   373,524
     Completed wells and equipment        9,193,675     9,202,384     9,249,463
                                         ----------    ----------    ----------
                                          9,563,173     9,571,882     9,622,987
   Accumulated depletion                 (6,489,600)   (6,208,665)   (5,860,251)
                                         ----------    ----------    ----------

   Net capitalized costs                $ 3,073,573   $ 3,363,217   $ 3,762,736
                                         ==========    ==========    ==========

       During 1996 and 1995, respectively, the Partnership recognized non-cash charges against oil and gas properties of $22,474 and $115,434 in accordance with SFAS 121. See Note 3.

Note 6.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                             1996        1995        1994
                                           --------    --------    --------
  Payment of lease operating and
    supervision charges in accordance
    with standard industry operating
    agreements                             $205,705    $196,314    $200,185

  Reimbursement of general and
    administrative expenses                $ 37,351    $ 34,548    $ 32,303

  Purchase of oil and gas properties
    and related equipment, at
    predecessor cost                       $    -      $  4,863    $  7,669

  Receipt of proceeds for the salvage
    value of retired oil and gas
    equipment                              $  1,895    $    -      $    -

     The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. PPDLP, P&P Employees 90-B Conv., L.P. ("EMPL") (the "Entities"), Parker & Parsley 90-B, L.P. and the Partnership (the "Partnerships") are parties to the Program agreement. EMPL is a limited partnership organized for the benefit of certain employees of PPUSA.

     The costs and revenues of the Program are allocated to the Entities and the Partnerships as follows:
                                       24

                                                 Entities(1)    Partnerships(2)
                                                 -----------    ---------------
Revenues:
   Proceeds from disposition of depreciable
     and depletable properties:
       First three years                          14.141414%       85.858586%
       After first three years                    19.191919%       80.808081%
   All other revenues
       First three years                          14.141414%       85.858586%
       After first three years                    19.191919%       80.808081%

Costs and expenses:
   Lease acquisition costs, drilling and
     completion costs and all other costs          9.090909%       90.909091%
   Operating costs, reporting and legal
     expenses and general and administrative
     expenses:
       First three years                          14.141414%       85.858586%
       After first three years                    19.191919%       80.808081%

    (1) Excludes PPDLP's 1% general partner ownership which is allocated at the Partnership level and 80 limited partner interests owned by PPDLP.

    (2) The allocation between the Partnership and Parker & Parsley 90-B, L.P. is 26.94006% and 73.05994%, respectively.

Note 7.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1996, 1995 and 1994 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of PPUSA and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                   Oil (bbls)        Gas (mcf)
                                                   ----------        ---------
  Net proved reserves at January 1, 1994             752,672         2,105,726
  Revisions                                           57,188           365,412
  Production                                         (60,320)         (171,931)
                                                     -------          --------
  Net proved reserves at December 31, 1994           749,540         2,299,207
  Revisions                                          (78,777)         (310,010)
  Production                                         (52,777)         (145,346)
                                                     -------          --------
  Net proved reserves at December 31, 1995           617,986         1,843,851
  Revisions                                          128,128           452,504
  Production                                         (48,188)         (130,387)
                                                     -------          --------
  Net proved reserves at December 31, 1996           697,926         2,165,968
                                                     =======         =========
                                       25

       The estimated present value of future net revenues of proved reserves, calculated using December 31, 1996 prices of $24.75 per barrel of oil and $3.71 per mcf of gas, discounted at 10% was approximately $12,409,000 and undiscounted was $6,060,000 at December 31, 1996.

       The  Partnership   emphasizes  that  reserve   estimates  are  inherently
imprecise and, accordingly, the estimates are expected to change as future information becomes available.

Note 8.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                             1996      1995      1994
                                            ------    ------    ------
       Genesis Crude Oil, L.P.                63%       65%       63%
       Western Gas Resources, Inc.            13%       10%        -
       GPM Gas Corporation                     -        10%       17%

       The above customers represent 71% of total accounts receivable at December 31, 1996.

       PPDLP is party to a long-term agreement pursuant to which PPDLP and affiliates are to sell to Basis Petroleum, Inc. (formerly Phibro Energy, Inc.) substantially all crude oil (including condensate) which any of such entities have the right to market from time to time. On September 23, 1996, PPDLP and Basis Petroleum, Inc. entered into an agreement that supersedes the prior crude oil purchase agreement between the parties and provides for adjusted terms effective December 1, 1995. On November 25, 1996, the Company consented to the assignment of the agreement to Genesis Crude Oil, L.P. ("Genesis"), a limited partnership formed by Basis Petroleum, Inc. and Howell Corporation. The price to be paid by Genesis for oil purchased under the agreement ("Genesis Agreement") is to be competitive with prices paid by other substantial purchasers in the same areas who are significant competitors of Genesis. The price to be paid for oil purchased under the Genesis Agreement includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Genesis Agreement is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Salomon, Inc., the parent company of Basis Petroleum, Inc. and a subordinated limited partner in Genesis, secures the payment obligations under the Genesis Agreement with a $25 million payment guarantee. Accounts receivable-oil and gas sales included $109,781 due from Genesis at December 31, 1996.

Note 9.     Organization and operations

       The Partnership was organized October 5, 1990 as a general partnership under the Texas Uniform General Partnership Act for the purpose of acquiring and developing oil and gas properties. The Partnership converted to a Delaware limited partnership on August 1, 1991. The managing general partner received an opinion of legal counsel to the effect that such conversion will not result in material adverse tax consequences to the Partnership. The following is a brief summary of the more significant provisions of the Partnership agreement:

       Managing general partner - The managing general partner of the Partnership is PPDLP. PPDLP has the power and authority to manage, control and administer all Program and Partnership affairs. Under the Partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

       Limited partner liability - The maximum amount of liability of any limited partner is the total contributions of such partner plus his share of any undistributed profits.

       Initial capital contributions - The partners entered into subscription agreements for aggregate capital contributions of $11,897,000. The managing general partner is required to contribute amounts equal to 1% of initial Partnership capital less commission and organization and offering costs allocated to the limited partners and to contribute amounts necessary to pay costs and expenses allocated to it under the Partnership agreement to the extent its share of revenues does not cover such costs.

                        PARKER & PARSLEY 90-B CONV., L.P.

                                INDEX TO EXHIBITS




       The following documents are incorporated by reference in response to Item 14(c):

 Exhibit No.                     Description                          Page
 -----------                     -----------                          ----
    3(a)             Amended and Restated Certificate and               -
                     Agreement of General Partnership of
                     Parker & Parsley 90-B GP

    4(b)             Form of Subscription Agreement and                 -
                     Power of Attorney

    4(c)             Specimen Certificate of General                    -
                     Partnership Interest

   10(a)             Operating Agreement                                -

   10(b)             Exploration and Development Program                -
                     Agreement