Form 10-Q
period 1997-03-31
PARKER & PARSLEY 90-B CONV LP
filed 1997-05-12
CIK 882343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                        PARKER & PARSLEY 90-B CONV., L.P.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1997 and
             December 31, 1996......................................    3

           Statements of Operations for the three months
             ended March 31, 1997 and 1996..........................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1997...................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1997 and 1996..........................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7



                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................    9

           27.    Financial Data Schedule

           Signatures...............................................   10

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     March 31,      December 31,
                                                       1997            1996
                                                    -----------     -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $149,487 at March 31
     and $121,219 at December 31                    $   149,487     $   123,797
  Accounts receivable - oil and gas sales               134,756         205,562
                                                     ----------      ----------
        Total current assets                            284,243         329,359
                                                        -------         -------
Oil and gas properties - at cost,  based on the
  successful efforts accounting method                9,567,920       9,563,173
Accumulated depletion                                (6,551,495)     (6,489,600)
                                                     ----------      ----------
        Net oil and gas properties                    3,016,425       3,073,573
                                                      ---------      ----------
                                                    $ 3,300,668     $ 3,402,932
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    27,491     $    25,296

Partners' capital:
  Managing general partner                               32,731          33,776
  Limited partners (11,897 interests)                 3,240,446       3,343,860
                                                     ----------      ----------
                                                      3,273,177       3,377,636
                                                     ----------      ----------
                                                    $ 3,300,668     $ 3,402,932
                                                     ==========      ==========


  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                   --------------------------
                                                      1997            1996
                                                   ----------      ----------
Revenues:
  Oil and gas                                      $  325,204      $  302,409
  Interest                                              2,192           1,376
  Salvage income from equipment disposals                 -             2,730
                                                    ---------       ---------
                                                      327,396         306,515
                                                    ---------       ---------
Costs and expenses:
  Oil and gas production                              127,127         133,581
  General and administrative                           10,632           9,072
  Depletion                                            61,895          68,179
                                                    ---------       ---------
                                                      199,654         210,832
                                                    ---------       ---------
Net income                                         $  127,742      $   95,683
                                                    =========       =========
Allocation of net income:
  Managing general partner                         $    1,277      $      957
                                                    =========       =========
  Limited partners                                 $  126,465      $   94,726
                                                    =========       =========
Net income per limited partnership interest        $    10.63      $     7.96
                                                    =========       =========
Distributions per limited partnership interest     $    19.32      $    11.17
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                     Managing
                                     general        Limited
                                     partner        partners         Total
                                    ----------     -----------    -----------

Balance at January 1, 1997          $   33,776     $ 3,343,860    $ 3,377,636

     Distributions                      (2,322)       (229,879)      (232,201)

     Net income                          1,277         126,465        127,742
                                     ---------      ----------     ----------

Balance at March 31, 1997           $   32,731     $ 3,240,446    $ 3,273,177
                                     =========      ==========     ==========







         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                                         PARKER & PARSLEY 90-B CONV., L.P.
                                         (A Delaware Limited Partnership)

                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  127,742    $   95,683
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                           61,895        68,179
       Salvage income from equipment disposals                -          (2,730)
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable          70,806       (12,742)
       Increase (decrease) in accounts payable              2,195       (28,494)
                                                        ---------     ---------
           Net cash provided by operating activities      262,638       119,896
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (4,747)       (3,068)
   Proceeds from salvage income on equipment disposals        -           2,730
                                                        ---------     ---------
           Net cash used in investing activities           (4,747)         (338)
                                                        ---------     ---------
Cash flows from financing activities:
   Cash distributions to partners                        (232,201)     (134,271)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents       25,690       (14,713)
Cash and cash equivalents at beginning of period          123,797       104,953
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  149,487    $   90,240
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased to $325,204 from $302,409 for the three months ended March 31, 1997 and 1996, respectively, an increase of 8%. The increase in revenues was the result of a 15% increase in the average price received per barrel of oil and a 17% increase in the average price received per mcf of gas, offset by an 8% decline in barrels of oil produced and sold and a 6% decline in mcf of gas produced and sold. For the three months ended March 31, 1997, 11,217 barrels of oil were sold compared to 12,130 for the same period in 1996, a decrease of 913 barrels. For the three months ended March 31, 1997, 29,910 mcf of gas were sold compared to 31,751 for the same period in 1996, a decrease of 1,841 mcf. Because of the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.93 from $19.04 for the three months ended March 31, 1996 to $21.97 for the same period in 1997, while the average price received per mcf of gas increased from $2.25 for the three months ended March 31, 1996 to $2.63 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Salvage income totaling $2,730 was received during the three months ended March 31, 1996, attributable to credits received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $199,654 for the three months ended March 31, 1997 as compared to $210,832 for the same period in 1996, a decrease of $11,178, or 5%. The decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $127,127 for the three months ended March 31, 1997 and $133,581 for the same period in 1996, resulting in a $6,454 decrease, or 5%. The decrease was due to a decline in workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 17% from $9,072 for the three months ended March 31, 1996 to $10,632 for the same period in 1997.

Depletion was $61,895 for the three months ended March 31, 1997 compared to $68,179 for the same period in 1996. This represented a decrease in depletion of $6,284, or 9%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $142,742 during the three months ended March 31, 1997 from the same period in 1996. This increase resulted from an increase in oil and gas sales receipts and a decrease in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities for the three months ended March 31, 1997 and 1996 were related to the addition of oil and gas equipment on active properties.

Proceeds of $2,730 from salvage income received during the three months ended March 31, 1996, were derived from the disposal of oil and gas equipment on a property abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $232,201 of which $229,879 was distributed to the limited partners and $2,322 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $134,271 of which $132,928 was distributed to the limited partners and $1,343 to the managing general partner.

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

         24.    Financial Data Schedule

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


                                      PARKER & PARSLEY 90-B CONV., L.P.

                                By:   Parker & Parsley Development L.P.,
                                       Managing General Partner

                                      By:   Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  May 12, 1997            By:   /s/ Steven L. Beal
                                      --------------------------------------
                                      Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA