Form 10-Q
period 1997-06-30
PARKER & PARSLEY 90-B CONV LP
filed 1997-08-13
CIK 882343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                        PARKER & PARSLEY 90-B CONV., L.P.

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 and
              December 31, 1996   ....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1997 and 1996......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1997......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1997 and 1996...................................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.  Financial Data Schedule

           Signatures.................................................   11

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                      June 30,      December 31,
                                                        1997            1996
                                                     -----------    -----------
                                                     (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $123,844 at June 30
     and $121,219 at December 31                     $   124,050    $   123,797
   Accounts receivable - oil and gas sales               118,230        205,562
                                                      ----------     ----------
         Total current assets                            242,280        329,359
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method                9,569,201      9,563,173
Accumulated depletion                                 (6,612,541)    (6,489,600)
                                                      ----------     ----------
         Net oil and gas properties                    2,956,660      3,073,573
                                                      ----------     ----------
                                                     $ 3,198,940    $ 3,402,932
                                                      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                      $    33,679    $    25,296

Partners' capital:
   Managing general partner                               31,652         33,776
   Limited partners (11,897 interests)                 3,133,609      3,343,860
                                                      ----------     ----------
                                                       3,165,261      3,377,636
                                                      ----------     ----------
                                                     $ 3,198,940    $ 3,402,932
                                                      ==========     ==========


   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended        Six months ended
                                        June 30,                  June 30,
                                 ---------------------    ---------------------
                                    1997        1996         1997        1996
                                 ---------   ---------    ---------   ---------
Revenues:
  Oil and gas                    $ 263,377   $ 333,760    $ 588,581   $ 636,169
  Interest                           2,430       1,781        4,622       3,157
  Salvage income from equipment
     disposals                         -           -            -         2,730
                                  --------    --------     --------    --------
                                   265,807     335,541      593,203     642,056
                                  --------    --------     --------    --------
Costs and expenses:
  Oil and gas production           130,858     129,333      257,985     262,914
  General and administrative         8,187      11,139       18,819      20,211
  Depletion                         61,046      64,963      122,941     133,142
  Loss on abandoned property           -           744          -           744
                                  --------    --------     --------    --------
                                   200,091     206,179      399,745     417,011
                                  --------    --------     --------    --------
Net income                       $  65,716   $ 129,362    $ 193,458   $ 225,045
                                  ========    ========     ========    ========
Allocation of net income:
  Managing general partner       $     658   $   1,293    $   1,935   $   2,250
                                  ========    ========     ========    ========
  Limited partners               $  65,058   $ 128,069    $ 191,523   $ 222,795
                                  ========    ========     ========    ========
Net income per limited
  partnership interest           $    5.47   $   10.77    $   16.10   $   18.73
                                  ========    ========     ========    ========
Distributions per limited
  partnership interest           $   14.45   $   13.60    $   33.77   $   24.77
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                      Managing
                                      general       Limited
                                      partner       partners        Total
                                     ---------     ----------     ----------

Balance at January 1, 1997           $  33,776     $3,343,860     $3,377,636

    Distributions                       (4,059)      (401,774)      (405,833)

    Net income                           1,935        191,523        193,458
                                      --------      ---------      ---------

Balance at June 30, 1997             $  31,652     $3,133,609     $3,165,261
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six months ended
                                                               June 30,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:

  Net income                                           $  193,458    $  225,045
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                         122,941       133,142
        Salvage income from equipment disposals               -          (2,730)
        Loss on abandoned property                            -             744
  Changes in assets and liabilities:
        (Increase) decrease in accounts receivable         87,332       (16,304)
        Increase (decrease) in accounts payable             8,383       (19,220)
                                                        ---------     ---------
            Net cash provided by operating activities     412,114       320,677
                                                        ---------     ---------
Cash flows from investing activities:

  Additions to oil and gas properties                      (6,028)       (3,107)
  Proceeds from salvage income on equipment disposals         -           2,730
                                                        ---------     ---------
            Net cash used in investing activities          (6,028)         (377)
                                                        ---------     ---------
Cash flows from financing activities:

  Cash distributions to partners                         (405,833)     (297,642)
                                                        ---------     ---------
Net increase in cash and cash equivalents                     253        22,658
Cash and cash equivalents at beginning of period          123,797       104,953
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  124,050    $  127,611
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 90-B Conv., L.P. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 7% to $588,581 from $636,169 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 9% decline in barrels of oil produced and sold, an 8% decline in mcf of gas produced and sold and a decrease in the average price received per barrel of oil, offset by a 6% increase in the average price received per mcf of gas. For the six months ended June 30, 1997, 21,770 barrels of oil were sold compared to 23,819 for the same period in 1996, a decrease of 2,049 barrels. For the six months ended June 30, 1997, 59,429 mcf of gas were sold compared to 64,776 for the same period in 1996, a decrease of 5,347 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Partnership's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.47 for the six months ended June 30, 1996 to $20.40 for the same period in 1997, while the average price received per mcf of gas increased from $2.29 for the six months ended June 30, 1996 to $2.43 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Salvage income totaling $2,730 was received during the six months ended June 30, 1996, attributable to credits received from the disposal of oil and gas equipment on one well that was plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $399,745 for the six months ended June 30, 1997 as compared to $417,011 for the same period in 1996, a decrease of $17,266, or 4%. The decrease was due to declines in depletion, production costs, general and administrative expenses ("G&A") and loss on abandoned property.

Production costs were $257,985 for the six months ended June 30, 1997 and $262,914 for the same period in 1996, resulting in a $4,929 decrease. The decrease was primarily the result of less workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 7% from $20,211 for the six months ended June 30, 1996 to $18,819 for the same period in 1997.

Depletion was $122,941 for the six months ended June 30, 1997 compared to $133,142 for the same period in 1996. This represented a decrease in depletion of $10,201, or 8%.

A loss on abandoned property of $744 was recognized during the six months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well.

Three months ended June 30, 1997 compared with three months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 21% to $263,377 from $333,760 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from a 15% decline in the average price received per barrel of oil, an 11% decline in mcf of gas produced and sold, a 10% decline in barrels of oil produced and sold and a 5% decline in the average price received per mcf of gas. For the three months ended June 30, 1997, 10,553 barrels of oil were sold compared to 11,689 for the same period in

1996, a decrease of 1,136 barrels. For the three months ended June 30, 1997, 29,519 mcf of gas were sold compared to 33,041 for the same period in 1996, a decrease of 3,522 mcf. The decreases in production volumes were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.21 from $21.95 for the three months ended June 30, 1996 to $18.74 for the same period in 1997, while the average price received per mcf of gas decreased from $2.34 during the three months ended June 30, 1996 to $2.22 for the same period in 1997.

Costs and Expenses:

Total costs and expenses decreased to $200,091 for the three months ended June 30, 1997 as compared to $206,179 for the same period in 1996, a decrease of $6,088, or 3%. This decrease was due to declines in depletion, G&A and loss on abandoned property, offset by an increase in production costs.

Production costs were $130,858 for the three months ended June 30, 1997 and $129,333 for the same period in 1996, resulting in a $1,525 increase. The increase was due to additional well repair and maintenance costs incurred in an effort to stimulate well production, offset by a decline in workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 27% from $11,139 for the three months ended June 30, 1996 to $8,187 for the same period in 1997.

Depletion was $61,046 for the three months ended June 30, 1997 compared to $64,963 for the same period in 1996. This represented a decrease in depletion of $3,917, or 6%.

A loss on abandoned property of $744 was recognized during the three months ended June 30, 1996. This loss resulted from the abandonment of a saltwater disposal well.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $91,437 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This increase was primarily due to an increase in oil and gas sales receipts and a decline in production costs paid.

Net Cash Used in Investing Activities

The Partnership's principal investing activities for the six months ended June 30, 1997 and 1996 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds of $2,730 were received during the six months ended June 30, 1996 from the sale of oil and gas equipment on one well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $405,833 of which $4,059 was distributed to the managing general partner and $401,774 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $297,642 of which $2,976 was distributed to the managing general partner and $294,666 to the limited partners.

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

        27.   Financial Data Schedule

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


                                       PARKER & PARSLEY 90-B CONV., L.P.

                                  By:  Parker & Parsley Development L.P.,
                                         Managing General Partner
                                       By:  Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  August 13, 1997           By:  /s/ Rich Dealy
                                       ----------------------------------
                                       Rich Dealy, Controller of PPUSA