Form 10-Q
period 1999-09-30
PARKER & PARSLEY 90-B CONV LP
filed 1999-11-12
CIK 882343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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


                                Yes / x / No / /

                        PARKER & PARSLEY 90-B CONV., L.P.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1999 and
              December 31, 1998....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1999 and 1998..............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1999..............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998...........................    6

           Notes to Financial Statements...........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K........................   12

           27.1   Financial Data Schedule

           Signatures..............................................   13

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                       1999            1998
                                                  ------------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $   117,867      $    76,330
  Accounts receivable - oil and gas sales             145,091           83,807
                                                   ----------       ----------
           Total current assets                       262,958          160,137
                                                   ----------       ----------
Oil and gas properties - at cost,  based on the
  successful efforts accounting method              9,609,886        9,600,469
Accumulated depletion                              (7,821,817)      (7,703,198)
                                                   ----------       ----------
           Net oil and gas properties               1,788,069        1,897,271
                                                   ----------       ----------
                                                  $ 2,051,027      $ 2,057,408
                                                   ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    37,289      $    22,740

Partners' capital:
  Managing general partner                             20,137           20,346
  Limited partners (11,897 interests)               1,993,601        2,014,322
                                                   ----------       ----------
                                                    2,013,738        2,034,668
                                                   ----------       ----------
                                                  $ 2,051,027      $ 2,057,408
                                                   ==========       ==========




The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                    Three months ended      Nine months ended
                                       September 30,          September 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 255,759   $ 184,754   $ 605,410   $ 595,195
  Interest                            1,627       1,624       3,526       5,099
  Gain on disposition of assets         -           -           -           123
                                   --------    --------    --------    --------
                                    257,386     186,378     608,936     600,417
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            115,396     125,327     352,051     399,471
  General and administrative         10,343       5,428      22,588      19,129
  Depletion                          27,690      66,731     118,619     180,935
                                   --------    --------    --------    --------
                                    153,429     197,486     493,258     599,535
                                   --------    --------    --------    --------
Net income (loss)                 $ 103,957   $ (11,108)  $ 115,678   $     882
                                   ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner        $   1,040   $    (111)  $   1,157   $       9
                                   ========    ========    ========    ========
  Limited partners                $ 102,917   $ (10,997)  $ 114,521   $     873
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    8.65   $    (.93)  $    9.63   $     .07
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    7.47   $    4.30   $   11.37   $   18.99
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners         Total
                                     ----------     ----------     ----------

Balance at January 1, 1999           $   20,346     $2,014,322     $2,034,668

    Distributions                        (1,366)      (135,242)      (136,608)

    Net income                            1,157        114,521        115,678
                                      ---------      ---------      ---------

Balance at September 30, 1999        $   20,137     $1,993,601     $2,013,738
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                             September 30,
                                                      ------------------------
                                                         1999           1998
                                                      ---------     ----------
Cash flows from operating activities:
   Net income                                         $ 115,678     $      882
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                       118,619        180,935
        Gain on disposition of assets                       -             (123)
   Changes in assets and liabilities:
        Accounts receivable                             (61,284)        26,849
        Accounts payable                                 14,549         16,878
                                                       --------      ---------
          Net cash provided by operating activities     187,562        225,421
                                                       --------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                   (9,417)       (14,131)
   Proceeds from asset dispositions                         -              123
                                                       --------      ---------
          Net cash used in investing activities          (9,417)       (14,008)
                                                       --------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                      (136,608)      (228,234)
                                                       --------      ---------
Net increase (decrease) in cash                          41,537        (16,821)
Cash at beginning of period                              76,330        118,712
                                                       --------      ---------
Cash at end of period                                 $ 117,867     $  101,891
                                                       ========      =========




         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Nine months ended September 30, 1999 compared with nine months ended
   September 30, 1998

Revenues:

The Partnership's oil and gas revenues increased slightly to $605,410 from $595,195 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 1999, 27,016 barrels of oil, 13,167 barrels of natural gas liquids ("NGLs") and 54,094 mcf of gas were sold, or 49,199 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 31,203 barrels of oil, 13,025 barrels of NGLs and 56,560 mcf of gas were sold, or 53,655 BOEs.

The average price received per barrel of oil increased $1.78, or 13%, from $13.46 for the nine months ended September 30, 1998 to $15.24 for the same period in 1999. The average price received per barrel of NGLs increased $1.45, or 21%, from $6.88 during the nine months ended September 30, 1998 to $8.33 for the same period in 1999. The average price received per mcf of gas increased 3% from $1.51 for the nine months ended September 30, 1998 to $1.55 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

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

Costs and Expenses:

Total costs and expenses decreased to $493,258 for the nine months ended September 30, 1999 as compared to $599,535 for the same period in 1998, a decrease of $106,277, or 18%. The decrease was due to declines in depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $352,051 for the nine months ended September 30, 1999 and $399,471 for the same period in 1998, resulting in a $47,420 decrease, or 12%. The decrease was the result of lower well maintenance costs, ad valorem taxes and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 18% from $19,129 for the nine months ended September 30, 1998 to $22,588 for the same period in 1999.

Depletion was $118,619 for the nine months ended September 30, 1999 compared to $180,935 for the same period in 1998, representing a decrease of $62,316, or 34%. This decrease was primarily due to an increase in proved reserves during the period ended September 30, 1999 due to the higher commodity prices, a reduction in oil production of 4,187 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
   30, 1998

Revenues:

The Partnership's oil and gas revenues increased 38% to $255,759 from $184,754 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 1999, 8,909 barrels of oil, 4,497 barrels of NGLs and 17,772 mcf of gas were sold, or 16,368 BOEs. For the three months ended September 30, 1998, 10,050 barrels of oil, 4,915 barrels of NGLs and 19,838 mcf of gas were sold, or 18,271 BOEs.

The average price received per barrel of oil increased $6.97, or 56%, from $12.36 during the three months ended September 30, 1998 to $19.33 for the same period in 1999. The average price received per barrel of NGLs increased $5.01, or 81%, from $6.24 during the three months ended September 30, 1998 to $11.25 for the same period in 1999. The average price received per mcf of gas increased 23% from $1.51 during the three months ended September 30, 1998 to $1.85 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $153,429 for the three months ended September 30, 1999 as compared to $197,486 for the same period in 1998, a decrease of $44,057, or 22%. This decrease was due to declines in depletion and production costs, offset by an increase in G&A.

Production costs were $115,396 for the three months ended September 30, 1999 and $125,327 for the same period in 1998, resulting in a $9,931 decrease, or 8%. The decrease was the result of lower ad valorem taxes and well maintenance costs, offset by an increase in production taxes.

During this period, G&A increased from $5,428 for the three months ended September 30, 1998 to $10,343 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $27,690 for the three months ended September 30, 1999 compared to $66,731 for the same period in 1998, representing a decrease of $39,041, or 59%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a decrease in oil production of 1,141 barrels for the three months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $37,859 during the nine months ended September 30, 1999 from the same period ended September 30, 1998. This decrease was primarily due to a decline in oil and gas sales receipts of

$77,918 and a $1,573 decline in interest income, offset by decreases of $38,335 in production costs paid and $3,297 in G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1999 and 1998 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $123 were received during the nine months ended September 30, 1998 from the sale of equipment on one saltwater disposal well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $136,608 of which $1,366 was distributed to the managing general partner and $135,242 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $228,234 of which $2,282 was distributed to the managing general partner and $225,952 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY 90-B CONV., L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 12, 1999         By:      /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer