Form 10-Q
period 2000-03-31
PARKER & PARSLEY 90-B CONV LP
filed 2000-05-09
CIK 882343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000


                         Commission File No. 33-26097-08

                        PARKER & PARSLEY 90-B CONV., L.P.
             (Exact name of Registrant as specified in its charter)

                          Delaware                          75-2329284
          -------------------------------------       ---------------------
             (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)          Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
         (Address of principal executive offices)                   (Zip code)

       Registrant's Telephone Number, including area code : (972) 444-9001

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

                                Yes / x / No / /

                        PARKER & PARSLEY 90-B CONV., L.P.

                                TABLE OF CONTENTS


                                                                        Page

                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2000 and
               December 31, 1999......................................    3

            Statements of Operations for the three months
              ended March 31, 2000 and 1999...........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2000....................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999...........................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   10

            27.1    Financial Data Schedule

            Signatures................................................   11

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      2000            1999
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash                                             $   119,312     $   132,031
  Accounts receivable - oil and gas sales              163,541         143,411
                                                    ----------      ----------
        Total current assets                           282,853         275,442
                                                    ----------      ----------
Oil and gas properties - at cost,  based on the
  successful efforts accounting method               9,619,327       9,612,816
Accumulated depletion                               (7,965,809)     (7,939,049)
                                                    ----------      ----------
        Net oil and gas properties                   1,653,518       1,673,767
                                                    ----------      ----------
                                                   $ 1,936,371     $ 1,949,209
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    27,405     $    24,507

Partners' capital:
  Managing general partner                              19,088          19,246
  Limited partners (11,897 interests)                1,889,878       1,905,456
                                                    ----------      ----------
                                                     1,908,966       1,924,702
                                                    ----------      ----------
                                                   $ 1,936,371     $ 1,949,209
                                                    ==========      ==========



  The financial information included as of March 31, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                              March 31,
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
Revenues:
  Oil and gas                                        $  330,703     $  153,407
  Interest                                                2,093            939
  Gain on disposition of assets                           2,023            -
                                                      ---------      ---------
                                                        334,819        154,346
                                                      ---------      ---------
Costs and expenses:
  Oil and gas production                                133,608        121,603
  General and administrative                             10,132          5,818
  Depletion                                              26,760         61,543
                                                      ---------      ---------
                                                        170,500        188,964
                                                      ---------      ---------
Net income (loss)                                    $  164,319     $  (34,618)
                                                      =========      =========
Allocation of net income (loss):
  Managing general partner                           $    1,643     $     (346)
                                                      =========      =========
  Limited partners                                   $  162,676     $  (34,272)
                                                      =========      =========
Net income (loss) per limited partnership interest   $    13.67     $    (2.88)
                                                      =========      =========
Distributions per limited partnership interest       $    14.98     $     2.10
                                                      =========      =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                      Managing
                                      general        Limited
                                      partner        partners         Total
                                     ----------     ----------      ----------

Balance at January 1, 2000           $   19,246     $1,905,456      $1,924,702

     Distributions                       (1,801)      (178,254)       (180,055)

     Net income                           1,643        162,676         164,319
                                      ---------      ---------       ---------

Balance at March 31, 2000            $   19,088     $1,889,878      $1,908,966
                                      =========      =========       =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Three months ended
                                                               March 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Cash flows from operating activities:
   Net income (loss)                                  $  164,319     $  (34,618)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depletion                                          26,760         61,543
       Gain on disposition of assets                      (2,023)           -
   Changes in assets and liabilities:
       Accounts receivable                               (20,130)       (16,624)
       Accounts payable                                    2,898          5,407
                                                       ---------      ---------
           Net cash provided by operating activities     171,824         15,708
                                                       ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (6,511)        (4,283)
   Proceeds from asset dispositions                        2,023            -
                                                       ---------      ---------
           Net cash used in investing activities          (4,488)        (4,283)
                                                       ---------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                       (180,055)       (25,254)
                                                       ---------      ---------
Net decrease in cash                                     (12,719)       (13,829)
Cash at beginning of period                              132,031         76,330
                                                       ---------      ---------
Cash at end of period                                 $  119,312     $   62,501
                                                       =========      =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 116% to $330,703 for the three months ended March 31, 2000 as compared to $153,407 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended March 31, 2000, 8,990 barrels of oil, 3,979 barrels of natural gas liquids ("NGLs") and 15,621 mcf of gas were sold, or 15,573 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1999, 9,432 barrels of oil, 3,774 barrels of NGLs and 17,569 mcf of gas were sold, or 16,134 BOEs.

The average price received per barrel of oil increased $15.94, or 136%, from $11.76 for the three months ended March 31, 1999 to $27.70 for the same period in 2000. The average price received per barrel of NGLs increased $8.49, or 157%, from $5.40 for the three months ended March 31, 1999 to $13.89 for the same period in 2000. The average price received per mcf of gas increased 33% from $1.26 during the three months ended March 31, 1999 to $1.68 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $2,023 was recognized during the three months ended March 31, 2000 from the sale of equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $170,500 for the three months ended March 31, 2000 as compared to $188,964 for the same period in 1999, a decrease of $18,464, or 10%. The decrease was due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $133,608 for the three months ended March 31, 2000 and $121,603 for the same period in 1999, resulting in a $12,005 increase, or 10%. The increase was the result of higher production taxes due to increased oil and gas revenues and well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 74% from $5,818 for the three months ended March 31, 1999 to $10,132 for the same period in 2000 primarily due to increased oil and gas revenues.

Depletion was $26,760 for the three months ended March 31, 2000 compared to $61,543 for the same period in 1999, a decrease of $34,783, or 57%. The decrease was primarily the result of a combination of factors that included an increase in proved reserves during the three months ended March 31, 2000 due to higher commodity prices, a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999 and a decline in oil production of 442 barrels for the period ended March 31, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $156,116 during the three months ended March 31, 2000 from the same period in 1999. The increase was primarily attributable to an increase of $174,944 in oil and gas sales receipts, offset by increases in operating costs paid of $15,631 and in G&A expenses paid of $3,197.

Net Cash Used in Investing Activities

The Partnership's principal investing activities for the three months ended March 31, 2000 and 1999 were related to expenditures for oil and gas equipment on active properties.

Proceeds from asset dispositions of $2,023 received during the three months ended March 31, 2000 were derived from the sale of equipment on one fully depleted well.

Net Cash Used in Financing Activities

For the three months ended March 31, 2000, cash distributions to the partners were $180,055, of which $1,801 was distributed to the managing general partner and $178,254 to the limited partners. For the same period ended March 31, 1999, cash distributions to the partners were $25,254, of which $252 was distributed to the managing general partner and $25,002 to the limited partners.

Other Items

Year 2000

During 1998, the managing general partner established a "Year 2000" project that assessed the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and third parties; and, tested the managing general partner's systems and processes once remedial actions were taken.

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

                                       PARKER & PARSLEY 90-B CONV., L.P.


                              By:      Pioneer Natural Resources USA, Inc.
                                        Managing General Partner

Dated:  May 9, 2000           By:      /s/ Rich Dealy
                                       -------------------------------
                                       Rich Dealy, Vice President
                                         and Chief Accounting Officer