Form 10-Q
period 2000-09-30
PARKER & PARSLEY 90-B CONV LP
filed 2000-11-09
CIK 882343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                         Commission File No. 33-26097-08


                        PARKER & PARSLEY 90-B CONV., L.P.
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)


                           Delaware                           75-2329284
           ----------------------------------------     ---------------------
               (State or other jurisdiction of            (I.R.S. Employer
                incorporation or organization)          Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                Yes / x / No / /

                        PARKER & PARSLEY 90-B CONV., L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2000 and
              December 31, 1999......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2000................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999.............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   10

           27.1   Financial Data Schedule

           Signatures................................................   11

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS
                                                   September 30,   December 31,
                                                       2000            1999
                                                   ------------    -----------
                                                   (Unaudited)
                 ASSETS

Current assets:
  Cash                                             $   146,642     $   132,031
  Accounts receivable - oil and gas sales              191,194         143,411
                                                    ----------      ----------
           Total current assets                        337,836         275,442
                                                    ----------      ----------
Oil and gas properties - at cost,  based on the
  successful efforts accounting method               9,627,030       9,612,816
Accumulated depletion                               (8,016,553)     (7,939,049)
                                                    ----------      ----------
           Net oil and gas properties                1,610,477       1,673,767
                                                    ----------      ----------
                                                   $ 1,948,313     $ 1,949,209
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    44,378     $    24,507

Partners' capital:
  Managing general partner                              19,038          19,246
  Limited partners (11,897 interests)                1,884,897       1,905,456
                                                    ----------      ----------
                                                     1,903,935       1,924,702
                                                    ----------      ----------
                                                   $ 1,948,313     $ 1,949,209
                                                    ==========      ==========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                     Three months ended         Nine months ended
                                        September 30,              September 30,
                                  -----------------------    -----------------------
                                     2000         1999          2000         1999
                                  ----------   ----------    ----------   ----------
Revenues:
  Oil and gas                     $  405,161   $  255,759    $1,092,350   $  605,410
  Interest                             3,426        1,627         8,203        3,526
  Gain on disposition of assets          -            -           2,023          -
                                   ---------    ---------     ---------    ---------
                                     408,587      257,386     1,102,576      608,936
                                   ---------    ---------     ---------    ---------
Costs and expenses:
  Oil and gas production             135,775      115,396       413,083      352,051
  General and administrative          13,970       10,343        35,694       22,588
  Depletion                           24,992       27,690        77,504      118,619
                                   ---------    ---------     ---------    ---------
                                     174,737      153,429       526,281      493,258
                                   ---------    ---------     ---------    ---------
Net income                        $  233,850   $  103,957    $  576,295   $  115,678
                                   =========    =========     =========    =========
Allocation of net income:
  Managing general partner        $    2,339   $    1,040    $    5,763   $    1,157
                                   =========    =========     =========    =========
  Limited partners                $  231,511   $  102,917    $  570,532   $  114,521
                                   =========    =========     =========    =========
Net income per limited
  partnership interest            $    19.46   $     8.65    $    47.96   $     9.63
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners       Total
                                    -----------    ----------    ----------


Balance at January 1, 2000          $   19,246     $1,905,456    $1,924,702

    Distributions                       (5,971)      (591,091)     (597,062)

    Net income                           5,763        570,532       576,295
                                     ---------      ---------     ---------

Balance at September 30, 2000       $   19,038     $1,884,897    $1,903,935
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  576,295    $  115,678
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                         77,504       118,619
        Gain on disposition of assets                     (2,023)          -
   Changes in assets and liabilities:
        Accounts receivable                              (47,783)      (61,284)
        Accounts payable                                  19,871        14,549
                                                       ---------     ---------
          Net cash provided by operating activities      623,864       187,562
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                   (14,214)       (9,417)
   Proceeds from asset dispositions                        2,023           -
                                                       ---------     ---------
          Net cash used in investing activities          (12,191)       (9,417)
                                                       ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                       (597,062)     (136,608)
                                                       ---------     ---------
Net increase in cash                                      14,611        41,537
Cash at beginning of period                              132,031        76,330
                                                       ---------     ---------
Cash at end of period                                 $  146,642    $  117,867
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 80% to $1,092,350 for the nine months ended September 30, 2000 as compared to $605,410 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the nine months ended September 30, 2000, 27,178 barrels of oil, 12,971 barrels of natural gas liquids ("NGLs") and 50,036 mcf of gas were sold, or 48,488 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 27,016 barrels of oil, 13,167 barrels of NGLs and 54,094 mcf of gas were sold, or 49,199 BOEs.

The average price received per barrel of oil increased $13.44, or 88%, from $15.24 for the nine months ended September 30, 1999 to $28.68 for the same period in 2000. The average price received per barrel of NGLs increased $6.33, or 76%, from $8.33 during the nine months ended September 30, 1999 to $14.66 for the same period in 2000. The average price received per mcf of gas increased 58% from $1.55 for the nine months ended September 30, 1999 to $2.45 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

A gain on disposition of assets of $2,023 was recognized during the nine months ended September 30, 2000 from the sale of equipment on one well.

Costs and Expenses:

Total costs and expenses increased to $526,281 for the nine months ended September 30, 2000 as compared to $493,258 for the same period in 1999, an increase of $33,023, or 7%. The increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $413,083 for the nine months ended September 30, 2000 and $352,051 for the same period in 1999, resulting in a $61,032 increase, or 17%. The increase was primarily due to higher production taxes of $36,335 associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production of $18,599.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 58% from $22,588 for the nine months ended September 30, 1999 to $35,694 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $77,504 for the nine months ended September 30, 2000 compared to $118,619 for the same period in 1999, representing a decrease of $41,115, or 35%. This decrease was due to an increase in proved reserves due to higher commodity prices as compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1999, offset by an increase in oil production of 162 barrels for the nine months ended September 30, 2000 compared to the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
   30, 1999

Revenues:

The Partnership's oil and gas revenues increased 58% to $405,161 for the three months ended September 30, 2000 as compared to $255,759 for the same period in 1999. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 2000, 9,220 barrels of oil, 4,367 barrels of NGLs and 17,020 mcf of gas were sold, or 16,424 BOEs. For the three months ended September 30, 1999, 8,909 barrels of oil, 4,497 barrels of NGLs and 17,772 mcf of gas were sold, or 16,368 BOEs.

The average price received per barrel of oil increased $11.21, or 58%, from $19.33 during the three months ended September 30, 1999 to $30.54 for the same period in 2000. The average price received per barrel of NGLs increased $4.69, or 42%, from $11.25 during the three months ended September 30, 1999 to $15.94 for the same period in 2000. The average price received per mcf of gas increased 71% from $1.85 during the three months ended September 30, 1999 to $3.17 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $174,737 for the three months ended September 30, 2000 as compared to $153,429 for the same period in 1999, an increase of $21,308, or 14%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $135,775 for the three months ended September 30, 2000 and $115,396 for the same period in 1999, resulting in a $20,379 increase, or 18%. The increase was primarily due to higher production taxes of $12,830 associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production of $2,666.

During this period, G&A increased, in aggregate, 35% from $10,343 for the three months ended September 30, 1999 to $13,970 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $24,992 for the three months ended September 30, 2000 compared to $27,690 for the same period in 1999, representing a decrease of $2,698, or 10%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices as compared to the same period in 1999 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1999, offset by an increase in oil production of 311 barrels for the three months ended September 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $436,302 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $505,118, offset by increases of $56,727 in production costs paid and $12,089 in G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 and 1999 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $2,023 received during the nine months ended September 30, 2000 were derived from the sale of equipment on one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $597,062, of which $5,971 was distributed to the managing general partner and $591,091 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $136,608, of which $1,366 was distributed to the managing general partner and $135,242 to the limited partners.

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


                                           PARKER & PARSLEY 90-B CONV., L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 9, 2000          By:      /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer