Form 10-Q
period 2001-03-31
PARKER & PARSLEY 90-B CONV LP
filed 2001-05-11
CIK 882343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                         Commission File No. 33-26097-08


                        PARKER & PARSLEY 90-B CONV., L.P.
             (Exact name of Registrant as specified in its charter)

                        Delaware                            75-2329284
            ---------------------------------         ---------------------
             (State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas     75039
----------------------------------------------------------------   ---------
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


                                Yes / x / No / /

                        PARKER & PARSLEY 90-B CONV., L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2001 and
               December 31, 2000.....................................    3

            Statements of Operations for the three months
              ended March 31, 2001 and 2000..........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2001...................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2001 and 2000..........................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   10

            Signatures...............................................   11

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                      March 31,     December 31,
                                                        2001            2000
                                                     -----------    -----------
                                                     (Unaudited)
                 ASSETS

Current assets:
  Cash                                               $   131,173    $   132,300
  Accounts receivable - oil and gas sales                210,919        209,552
                                                      ----------     ----------
        Total current assets                             342,092        341,852
                                                      ----------     ----------
Oil and gas properties - at cost,  based on the
  successful efforts accounting method                 9,628,428      9,628,120
Accumulated depletion                                 (8,102,672)    (8,075,752)
                                                      ----------     ----------
        Net oil and gas properties                     1,525,756      1,552,368
                                                      ----------     ----------
                                                     $ 1,867,848    $ 1,894,220
                                                      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                       $    28,900    $    15,580

Partners' capital:
  Managing general partner                                18,388         18,785
  Limited partners (11,897 interests)                  1,820,560      1,859,855
                                                      ----------     ----------
                                                       1,838,948      1,878,640
                                                      ----------     ----------
                                                     $ 1,867,848    $ 1,894,220
                                                      ==========     ==========



  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2001           2000
                                                     ----------     ----------

Revenues:
  Oil and gas                                        $  424,735     $  330,703
  Interest                                                2,507          2,093
  Gain on disposition of assets                           1,975          2,023
                                                      ---------      ---------
                                                        429,217        334,819
                                                      ---------      ---------
Costs and expenses:
  Oil and gas production                                143,206        133,608
  General and administrative                             13,562         10,132
  Depletion                                              26,920         26,760
                                                      ---------      ---------
                                                        183,688        170,500
                                                      ---------      ---------
Net income                                           $  245,529     $  164,319
                                                      =========      =========
Allocation of net income:
  Managing general partner                           $    2,455     $    1,643
                                                      =========      =========
  Limited partners                                   $  243,074     $  162,676
                                                      =========      =========
Net income per limited partnership interest          $    20.43     $    13.67
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                        Managing
                                        general       Limited
                                        partner       partners        Total
                                       ----------    -----------    ----------


Balance at January 1, 2001             $   18,785    $ 1,859,855    $1,878,640

     Distributions                         (2,852)      (282,369)     (285,221)

     Net income                             2,455        243,074       245,529
                                        ---------      ---------     ---------

Balance at March 31, 2001              $   18,388    $ 1,820,560    $1,838,948
                                        =========     ==========     =========






         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                             Three months ended
                                                                  March 31,
                                                          -------------------------
                                                             2001          2000
                                                          ----------     ----------
Cash flows from operating activities:
   Net income                                             $  245,529     $  164,319
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                              26,920         26,760
       Gain on disposition of assets                          (1,975)        (2,023)
   Changes in assets and liabilities:
       Accounts receivable                                    (1,367)       (20,130)
       Accounts payable                                       13,320          2,898
                                                           ---------      ---------
           Net cash provided by operating activities         282,427        171,824
                                                           ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                          (308)        (6,511)
   Proceeds from disposition of assets                         1,975          2,023
                                                           ---------      ---------
           Net cash provided by (used in) investing
             activities                                        1,667         (4,488)
                                                           ---------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                           (285,221)      (180,055)
                                                           ---------      ---------
Net decrease in cash                                          (1,127)       (12,719)
Cash at beginning of period                                  132,300        132,031
                                                           ---------      ---------
Cash at end of period                                     $  131,173     $  119,312
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 28% to $424,735 for the three months ended March 31, 2001 as compared to $330,703 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended March 31, 2001, 8,755 barrels of oil, 3,239 barrels of natural gas liquids ("NGLs") and 18,996 mcf of gas were sold, or 15,160 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 8,990 barrels of oil, 3,979 barrels of NGLs and 15,621 mcf of gas were sold, or 15,573 BOEs.

The average price received per barrel of oil increased $1.56, or 6%, from $27.70 for the three months ended March 31, 2000 to $29.26 for the same period in 2001. The average price received per barrel of NGLs increased $4.36, or 31%, from $13.89 for the three months ended March 31, 2000 to $18.25 for the same period in 2001. The average price received per mcf of gas increased 243% from $1.68 during the three months ended March 31, 2000 to $5.76 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Gains on disposition of assets of $1,975 and $2,023 was recognized during the three months ended March 31, 2001 and 2000, respectively, from the sale of equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $183,688 for the three months ended March 31, 2001 as compared to $170,500 for the same period in 2000, an increase of $13,188, or 8%. The increase was due to increases in production costs and general, administrative expenses ("G&A") and depletion.

Production costs were $143,206 for the three months ended March 31, 2001 and $133,608 for the same period in 2000, resulting in a $9,598 increase, or 7%. The increase was primarily due to higher production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 34% from $10,132 for the three months ended March 31, 2000 to $13,562 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Depletion was $26,920 for the three months ended March 31, 2001 as compared to $26,760 for the same period in 2000, an increase of $160. The increase was primarily due to downward revisions to proved reserves on several wells during the three months ended March 31, 2001, offset by a reduction in the
Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 2000 and a decline in oil production of 235 barrels for the period ended March 31, 2001 compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $110,603 during the three months ended March 31, 2001 from the same period in 2000. The increase was primarily attributable to an increase of $94,446 in oil and gas sales receipts and a reduction in working capital of $29,185, offset by increases in production costs of $9,598 and G&A expenses of $3,430. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $95,426 to oil and gas receipts, offset by $980 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to increased production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities for the three months ended March 31, 2001 and 2000 were for expenditures related to oil and gas equipment upgrades on active properties.

Proceeds from disposition of assets of $1,975 and $2,023 received during the three months ended March 31, 2001 and 2000, respectively, were derived from the sale of equipment on one fully depleted well.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $285,221, of which $2,852 was distributed to the managing general partner and $282,369 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $180,055, of which $1,801 was distributed to the managing general partner and $178,254 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                           PARKER & PARSLEY 90-B CONV., L.P.


                                  By:      Pioneer Natural Resources USA, Inc.
                                            Managing General Partner



Dated:  May 11, 2001              By:      /s/ Rich Dealy
                                           -----------------------------------
                                           Rich Dealy, Vice President
                                             and Chief Accounting Officer