Form 10-Q
period 2001-06-30
PARKER & PARSLEY 90-B CONV LP
filed 2001-08-07
CIK 882343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-26097-08


                        PARKER & PARSLEY 90-B CONV., L.P.
             (Exact name of Registrant as specified in its charter)


                         Delaware                             75-2329284
          -----------------------------------------      ---------------------
              (State or other jurisdiction of               (I.R.S. Employer
              incorporation or organization)             Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas            75039
     -------------------------------------------------        ------------
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

                                Yes / x / No / /

                        PARKER & PARSLEY 90-B CONV., L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and
               December 31, 2000....................................    3

            Statements of Operations for the three and six
              months ended June 30, 2001 and 2000...................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2001...................................    5

            Statements of Cash Flows for the six months ended
              June 30, 2001 and 2000................................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   11

            Signatures..............................................   12

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                       June 30,     December 31,
                                                         2001           2000
                                                     -----------    -----------
                                                     (Unaudited)
               ASSETS
Current assets:
   Cash                                              $   369,346    $   132,300
   Accounts receivable - oil and gas sales               166,716        209,552
                                                      ----------     ----------
         Total current assets                            536,062        341,852
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method                9,564,578      9,628,120
Accumulated depletion                                 (8,066,067)    (8,075,752)
                                                      ----------     ----------
         Net oil and gas properties                    1,498,511      1,552,368
                                                      ----------     ----------
                                                     $ 2,034,573    $ 1,894,220
                                                      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                      $    32,466    $    15,580

Partners' capital:
   Managing general partner                               20,020         18,785
   Limited partners (11,897 interests)                 1,982,087      1,859,855
                                                      ----------     ----------
                                                       2,002,107      1,878,640
                                                      ----------     ----------
                                                     $ 2,034,573    $ 1,894,220
                                                      ==========     ==========



   The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                        Three months ended        Six months ended
                                              June 30,                 June 30,
                                     ----------------------    ----------------------
                                        2001         2000         2001        2000
                                     ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                        $ 338,348    $ 356,486    $ 763,083    $ 687,189
  Interest                               2,579        2,684        5,086        4,777
  Gain on disposition of assets          1,079          -          3,054        2,023
                                      --------     --------     --------     --------
                                       342,006      359,170      771,223      693,989
                                      --------     --------     --------     --------
Costs and expenses:
  Oil and gas production               138,987      143,700      282,193      277,308
  General and administrative             9,322       11,592       22,884       21,724
  Depletion                             27,479       25,752       54,399       52,512
  Abandoned property                     3,059          -          3,059          -
                                      --------     --------     --------     --------
                                       178,847      181,044      362,535      351,544
                                      --------     --------     --------     --------
Net income                           $ 163,159    $ 178,126    $ 408,688    $ 342,445
                                      ========     ========     ========     ========
Allocation of net income:
  Managing general partner           $   1,632    $   1,781    $   4,087    $   3,424
                                      ========     ========     ========     ========
  Limited partners                   $ 161,527    $ 176,345    $ 404,601    $ 339,021
                                      ========     ========     ========     ========
Net income per limited
  partnership interest               $   13,58    $   14.83    $   34.01    $   28.50
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)





                                       Managing
                                       general        Limited
                                       partner        partners         Total
                                      ----------     ----------     ----------


Balance at January 1, 2001            $   18,785     $1,859,855     $1,878,640

    Distributions                         (2,852)      (282,369)      (285,221)

    Net income                             4,087        404,601        408,688
                                       ---------      ---------      ---------

Balance at June 30, 2001              $   20,020     $1,982,087     $2,002,107
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Six months ended
                                                               June 30,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
Cash flows from operating activities:
  Net income                                          $  408,688     $  342,445
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                         54,399         52,512
        Gain on disposition of assets                     (3,054)        (2,023)
  Changes in assets and liabilities:
        Accounts receivable                               42,836        (25,998)
        Accounts payable                                  16,886         12,818
                                                       ---------      ---------
         Net cash provided by operating activities       519,755        379,754
                                                       ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                       (542)       (10,356)
  Proceeds from asset dispositions                         3,054          2,023
                                                       ---------      ---------
         Net cash provided by (used in)
           investing activities                            2,512         (8,333)
                                                       ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                        (285,221)      (362,661)
                                                       ---------      ---------
Net increase in cash                                     237,046          8,760
Cash at beginning of period                              132,300        132,031
                                                       ---------      ---------
Cash at end of period                                 $  369,346     $  140,791
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
   June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 11% to $763,083 for the six months ended June 30, 2001 as compared to $687,189 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2001, 17,353 barrels of oil, 6,410 barrels of natural gas liquids ("NGLs") and 35,369 mcf of gas were sold, or 29,658 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 17,958 barrels of oil, 8,604 barrel of NGLs and 33,016 mcf of gas were sold, or 32,065 BOEs.

The average price received per barrel of oil increased $.54, or 2%, from $27.72 for the six months ended June 30, 2000 to $28.26 for the same period in 2001. The average price received per barrel of NGLs increased $2.09, or 15%, from $14.00 during the six months ended June 30, 2000 to $16.09 for the same period in 2001. The average price received per mcf of gas increased 130% from $2.08 for the six months ended June 30, 2000 to $4.79 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Gains on disposition of assets of $3,054 and $2,023 were recognized during the six months ended June 30, 2001 and 2000, respectively. The gain recognized during the period in 2001 was due to salvage income received on one well plugged and abandoned during the current year. The gain recognized during the period in 2000 was from the sale of equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $362,535 for the six months ended June 30, 2001 as compared to $351,544 for the same period in 2000, an increase of $10,991, or 3%. This increase was due to increases in production costs, abandoned property costs, depletion and general and administrative expenses ("G&A").

Production costs were $282,193 for the six months ended June 30, 2001 and $277,308 for the same period in 2000, resulting in a $4,885 increase, or 2%. This increase was primarily due to higher production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 5% from $21,724 for the six months ended June 30, 2000 to $22,884 for the same period in 2001, primarily due to an increase in audit and tax fees.

Depletion was $54,399 for the six months ended June 30, 2001 as compared to $52,512 for the same period in 2000, an increase of $1,887, or 4%. This increase was due to downward revisions to proved reserves on several wells during the period ended June 30, 2001, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 2000 and a decline in oil production of 605 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Abandoned property costs of $3,059 were incurred during the six months ended June 30, 2001 due to the plugging and abandonment of one well during the current period.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 5% to $338,348 for the three months ended June 30, 2001 as compared to $356,486 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and NGLs and a decline in production, offset by higher average prices received for gas. For the three months ended June 30, 2001, 8,598 barrels of oil, 3,171 barrels of NGLs and 16,373 mcf of gas were sold, or 14,498 BOEs. For the three months ended June 30, 2000, 8,968 barrels of oil, 4,625 barrels of NGLs and 17,395 mcf of gas were sold, or 16,492 BOEs.

The average price received per barrel of oil decreased $.51, or 2%, from $27.75 for the three months ended June 30, 2000 to $27.24 for the same period in 2001. The average price received per barrel of NGLs decreased $.22, or 2%, from $14.10 during the three months ended June 30, 2000 to $13.88 for the same period in 2001. The average price received per mcf of gas increased 50% from $2.44 during the three months ended June 30, 2000 to $3.67 for the same period in 2001.

Gain on disposition of assets of $1,079 was recognized during the three months ended June 30, 2001 due to salvage income received on one well plugged and abandoned during the current period.

Costs and Expenses:

Total costs and expenses decreased to $178,847 for the three months ended June 30, 2001 as compared to $181,044 for the same period in 2000, a decrease of $2,197, or 1%. This decrease was due to declines in production costs and G&A, offset by increases in abandoned property costs and depletion.

Production costs were $138,987 for the three months ended June 30, 2001 and $143,700 for the same period in 2000, resulting in a $4,713 decrease, or 3%. The decrease was primarily due to lower workover expense.

During this period, G&A decreased 20% from $11,592 for the three months ended June 30, 2000 to $9,322 for the same period in 2001, principally due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues and a decline in audit and tax fees.

Depletion was $27,479 for the three months ended June 30, 2001 as compared to $25,752 for the same period in 2000, an increase of $1,727, or 7%. This increase was due to downward revisions to proved reserves on several properties during the period ended June 30, 2001, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000 and a decline in oil production of 370 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Abandoned property costs of $3,059 were incurred during the three months ended June 30, 2001 due to the plugging and abandonment of one well during the current period.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $140,001 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase resulted from an increase of $76,203 in oil and gas sales receipts and a reduction in working capital of $72,902, offset by increases in production costs of $4,885, abandoned property costs of $3,059 and G&A expenses of $1,160. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $117,367 to oil and gas receipts, offset by $41,164 resulting from the decline in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to increased production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to an increase in audit and tax fees.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principal investing activities for the six months ended June 30, 2001 and 2000 were for expenditures related to oil and gas equipment upgrades on active properties.

Proceeds from asset dispositions of $3,054 and $2,023 were received during the six months ended June 30, 2001 and 2000, respectively. The proceeds recognized during the period in 2001 were due to salvage income from one well plugged and abandoned during the current year. The proceeds recognized during 2000 were derived from the sale of equipment on one fully depleted well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $285,221, of which $2,852 was distributed to the managing general partner and $282,369 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $362,661, of which $3,627 was distributed to the managing general partner and $359,034 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                           PARKER & PARSLEY 90-B CONV., L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  August 6, 2001            By:      /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer