Form 10-Q
period 2001-09-30
PARKER & PARSLEY 90-B CONV LP
filed 2001-11-07
CIK 882343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


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

                                Yes / x / No / /

                        PARKER & PARSLEY 90-B CONV., L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2001................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000.............................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    8


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   12

            Signatures................................................   13

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                   September 30,  December 31,
                                                       2001           2000
                                                   ------------   -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                             $   292,511    $   132,300
  Accounts receivable - oil and gas sales              144,371        209,552
                                                    ----------     ----------
           Total current assets                        436,882        341,852
                                                    ----------     ----------
Oil and gas properties - at cost,  based on the
  successful efforts accounting method               9,567,572      9,628,120
Accumulated depletion                               (8,108,789)    (8,075,752)
                                                    ----------     ----------
           Net oil and gas properties                1,458,783      1,552,368
                                                    ----------     ----------
                                                   $ 1,895,665    $ 1,894,220
                                                    ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    50,571    $    15,580

Partners' capital:
  Managing general partner                              18,450         18,785
  Limited partners (11,897 interests)                1,826,644      1,859,855
                                                    ----------     ----------
                                                     1,845,094      1,878,640
                                                    ----------     ----------
                                                   $ 1,895,665    $ 1,894,220
                                                    ==========     ==========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                           Three months ended         Nine months ended
                                              September 30,              September 30,
                                        ------------------------    ------------------------
                                           2001          2000          2001          2000
                                        ----------    ----------    ----------    ----------
Revenues:
  Oil and gas                           $  300,263    $  405,161    $1,063,346    $1,092,350
  Interest                                   1,957         3,426         7,043         8,203
  Gain on disposition of assets              4,410           -           7,464         2,023
                                         ---------     ---------     ---------     ---------
                                           306,630       408,587     1,077,853     1,102,576
                                         ---------     ---------     ---------     ---------
Costs and expenses:
  Oil and gas production                   168,131       135,775       450,324       413,083
  General and administrative                 8,287        13,970        31,171        35,694
  Impairment of oil and gas properties      11,272           -          11,272           -
  Depletion                                 31,450        24,992        85,849        77,504
  Abandoned property                            79           -           3,138           -
                                         ---------     ---------     ---------     ---------
                                           219,219       174,737       581,754       526,281
                                         ---------     ---------     ---------     ---------
Net income                              $   87,411    $  233,850    $  496,099    $  576,295
                                         =========     =========     =========     =========
Allocation of net income:
  Managing general partner              $      874    $    2,339    $    4,961    $    5,763
                                         =========     =========     =========     =========
  Limited partners                      $   86,537    $  231,511    $  491,138    $  570,532
                                         =========     =========     =========     =========
Net income per limited
  partnership interest                  $     7.27    $    19.46    $    41.28    $    47.96
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general       Limited
                                         partner       partners       Total
                                        ----------    ----------    ----------


Balance at January 1, 2001              $   18,785    $1,859,855    $1,878,640

    Distributions                           (5,296)     (524,349)     (529,645)

    Net income                               4,961       491,138       496,099
                                         ---------     ---------     ---------

Balance at September 30, 2001           $   18,450    $1,826,644    $1,845,094
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                              September 30,
                                                       ------------------------
                                                           2001         2000
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  496,099    $  576,295
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Impairment of oil and gas properties               11,272           -
        Depletion                                          85,849        77,504
        Gain on disposition of assets                      (7,464)       (2,023)
   Changes in assets and liabilities:
        Accounts receivable                                65,181       (47,783)
        Accounts payable                                   34,991        19,871
                                                        ---------     ---------
          Net cash provided by operating activities       685,928       623,864
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (3,650)      (14,214)
   Proceeds from asset dispositions                         7,578         2,023
                                                        ---------     ---------
          Net cash provided by (used in) investing
            activities                                      3,928       (12,191)
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (529,645)     (597,062)
                                                        ---------     ---------
Net increase in cash                                      160,211        14,611
Cash at beginning of period                               132,300       132,031
                                                        ---------     ---------
Cash at end of period                                  $  292,511    $  146,642
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

                        PARKER & PARSLEY 90-B CONV., L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


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

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $11,272 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Note 4.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of the limited partners of the Partnership. Pioneer has valued the Partnership interest at $3,275,273 of which $3,220,716 is allocated to the non-affiliated limited partners. If a majority of the limited partners approve the transaction, the limited partners will receive their value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 3% to $1,063,346 for the nine months ended September 30, 2001 as compared to $1,092,350 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and natural gas liquids ("NGLs") and a decline in production, offset by higher average prices received for gas. For the nine months ended September 30, 2001, 25,759 barrels of oil, 10,283 barrels of NGLs and 51,734 mcf of gas were sold, or 44,664 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 27,178 barrels of oil, 12,971 barrels of NGLs and 50,036 mcf of gas were sold, or 48,488 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.07, or 4%, from $28.68 for the nine months ended September 30, 2000 to $27.61 for the same period in 2001. The average price received per barrel of NGLs decreased $.33, or 2%, from $14.66 during the nine months ended September 30, 2000 to $14.33 for the same period in 2001. The average price received per mcf of gas increased 62% from $2.45 for the nine months ended September 30, 2000 to $3.96 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gains on disposition of assets of $7,464 and $2,023 were recognized during the nine months ended September 30, 2001 and 2000, respectively. The gain recognized during the period ended September 30, 2001 consisted of $7,033 salvage income from one well plugged and abandoned in the current period and $431 from equipment credits received on one fully depleted well. The gain recognized during the period ended September 30, 2000 was due to the sale of equipment on one fully depleted well. Abandoned property costs of $3,138 were incurred during the nine months ended September 30, 2001 to plug one well in the current period.

Costs and Expenses:

Total costs and expenses increased to $581,754 for the nine months ended September 30, 2001 as compared to $526,281 for the same period in 2000, an increase of $55,473, or 11%. The increase was due to increases in production costs, the impairment of oil and gas properties, depletion and abandoned property costs, offset by a decline in general and administrative expenses ("G&A").

Production costs were $450,324 for the nine months ended September 30, 2001 and $413,083 for the same period in 2000, resulting in a $37,241 increase, or 9%. The increase was primarily due to higher ad valorem taxes and additional workover and well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 13% from $35,694 for the nine months ended September 30, 2000 to $31,171 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Partnership's oil and gas properties. The Partnership has estimated the expected future cash flows of its oil and gas properties as of September 30, 2001, based on proved reserves, and compared such estimated future cash flows to the respective carrying amount of the oil and gas properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Partnership recognized a non-cash impairment provision of $11,272 related to its proved oil and gas properties during the nine months ended September 30, 2001.

Depletion was $85,849 for the nine months ended September 30, 2001 as compared to $77,504 for the same period in 2000, representing an increase of $8,345, or 11%. This increase was primarily due to a reduction in proved reserves during the period ended September 30, 2001 due to lower commodity prices as compared to the same period in 2000, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000 and a decrease in oil production of 1,419 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
   30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 26% to $300,263 for the three months ended September 30, 2001 as compared to $405,161 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 8,406 barrels of oil, 3,873 barrels of NGLs and 16,365 mcf of gas were sold, or 15,007 BOEs. For the three months ended September 30, 2000, 9,220 barrels of oil, 4,367 barrels of NGLs and 17,020 mcf of gas were sold, or 16,424 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.26, or 14%, from $30.54 during the three months ended September 30, 2000 to $26.28 for the same period in 2001. The average price received per barrel of NGLs decreased $4.53, or 28%, from $15.94 during the three months ended September 30, 2000 to $11.41 for the same period in 2001. The average price received per mcf of gas decreased 32% from $3.17 during the three months ended September 30, 2000 to $2.16 for the same period in 2001.

A gain on disposition of assets of $4,410 recognized during the three months ended September 30, 2001 was due to $3,979 salvage income from one well plugged and abandoned in the current period and $431 from equipment credits received on one fully depleted well. Abandoned property costs of $79 were incurred during the three months ended September 30, 2001 to plug this well.

Costs and Expenses:

Total costs and expenses increased to $219,219 for the three months ended September 30, 2001 as compared to $174,737 for the same period in 2000, an increase of $44,482, or 25%. This increase was due to increases in production costs, the impairment of oil and gas properties, depletion and abandoned property costs, offset by a decline in G&A.

Production costs were $168,131 for the three months ended September 30, 2001 and $135,775 for the same period in 2000, resulting in a $32,356 increase, or 24%. The increase was primarily due to higher ad valorem taxes and additional workover and well maintenance costs incurred to stimulate well production, offset by a decrease in production taxes.

During this period, G&A decreased 41% from $13,970 for the three months ended September 30, 2000 to $8,287 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

The Partnership recognized a non-cash impairment provision of $11,272 related to its proved oil and gas properties during the three months ended September 30, 2001.

Depletion was $31,450 for the three months ended September 30, 2001 as compared to $24,992 for the same period in 2000, representing an increase of $6,458, or 26%. This increase was attributable to a reduction in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices as compared to the same period in 2000, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 2000 and a decrease in oil production of 814 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $62,064 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to reductions of $128,084 in working capital and $4,523 in G&A expenses, offset by increases of $37,241 in production costs and $3,138 in abandoned property costs and a decline in oil and gas sales receipts of $30,164. The decrease in oil and gas receipts resulted from the decline in oil and NGL prices during 2001 which resulted in a $33,470 decline to oil and gas receipts and $70,974 resulting from the decline in production during 2001 as compared to the same period in 2000, offset by an increase in gas prices which contributed an additional $74,280 to oil and gas receipts. The increase in production costs was primarily due to higher ad valorem taxes and additional workover and well maintenance costs incurred to stimulate well production. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 and 2000 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $7,578 and $2,023 were recognized during the nine months ended September 30, 2001 and 2000, respectively. The proceeds recognized during the period ended September 30, 2001 were primarily due to salvage income from one well plugged and abandoned during the current period. The proceeds recognized during the period ended September 30, 2000 were derived from the sale of equipment on one fully depleted well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $529,645, of which $5,296 was distributed to the managing general partner and $524,349 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $597,062, of which $5,971 was distributed to the managing general partner and $591,091 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 90-B CONV., L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 7, 2001         By:      /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer